Form 10-Q
period 1996-03-31
ZYDECO ENERGY INC
filed 1996-05-15
CIK 908246

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

            [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1996
                                      OR
  [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
           For the transition period from ___________to ___________

                       COMMISSION FILE NUMBER:   0-22076

                              ZYDECO ENERGY, INC.
            (Exact name of registrant as specified in its charter)

                                   DELAWARE
        (State or other jurisdiction of incorporation or organization)

                                  76-0404904
                     (I.R.S. Employer Identification No.)

                333 NORTH SAM HOUSTON PARKWAY EAST, SUITE 1160
                                HOUSTON, TEXAS
                   (Address of principal executive offices)

                                     77060
                                  (Zip Code)

                                (713) 820-2481
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X          No
         ----          ------

As of March 31, 1996, there were 5,807,170 shares of Zydeco Energy, Inc. Common Stock, $.001 par value, issued and outstanding.

                                   FORM 10-Q

                               TABLE OF CONTENTS





                                                                                          Page
                                                                                         Number
     PART I.  FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements

              Consolidated Balance Sheets                                                       3

              Consolidated Statements of Operations                                             4

              Consolidated Statements of Stockholders' Equity                                   5

              Consolidated Statements of Cash Flows                                             6

              Notes to Consolidated Financial Statements                                        7

     Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                       13

     PART II.  OTHER INFORMATION AND SIGNATURES

     Item 6.    Exhibits and Reports on Form 8-K                                               16

                Signatures                                                                     17


                      ZYDECO ENERGY, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                                        March 31, 1996  December 31, 1995
                                                                        --------------  -----------------
                            ASSETS                                       (Unaudited)
Current Assets
   Cash and cash equivalents                                               $   475,287        $   517,781
   Marketable securities                                                     9,082,923         10,938,674
   Oil and gas revenue receivable                                              150,101             67,024
   Other receivables                                                           964,019             46,546
   Prepaid expenses                                                             25,600                  -
                                                                           -----------        -----------
      Total Current Assets                                                  10,697,930         11,570,025
                                                                           -----------        -----------
Oil & gas properties, using successful efforts method of accounting
   Proved properties                                                           319,182            309,110
   Unproved properties                                                               -                  -
Equipment and software, at cost                                                995,626            789,710
                                                                           -----------        -----------
                                                                             1,314,808          1,098,820
Less: Accumulated depreciation, depletion and amortization                    (509,905)          (399,541)
                                                                           -----------        -----------
                                                                               804,903            699,279
Operating bond and other assets                                                317,187            313,101
                                                                           -----------        -----------
TOTAL ASSETS                                                               $11,820,020        $12,582,405
                                                                           ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable                                                        $   366,464        $   284,219
   Accrued liabilities                                                         252,601            355,833
   Exploration obligation                                                    3,120,211          3,210,477
   Short-term bridge financing notes payable                                         -            225,028
   Capital lease obligations-current portion                                   167,992            160,693
                                                                           -----------        -----------
      Total Current Liabilities                                              3,907,268          4,236,250
                                                                           -----------        -----------
Capital lease obligation                                                       112,700            157,537
                                                                           -----------        -----------
Commitments and contingencies
Stockholders' Equity
   Convertible preferred stock, par value $.001 per share; 1,000,000
   shares authorized; 781,255 shares issued and outstanding                        781                781
   Common stock, par value $.001 per share; 50,000,000 shares authorized; 6,588,425 and 6,562,530  shares issued; 5,807,170
   and 5,781,275 shares outstanding, respectively                                6,589              6,563
   Additional paid-in capital                                                9,495,027          9,495,053
   Accumulated deficit                                                      (1,695,093)        (1,306,527)
   Less Treasury stock, at cost; 781,255 shares                                 (7,252)            (7,252)
                                                                           -----------        -----------
      Total Stockholders' Equity                                             7,800,052          8,188,618
                                                                           -----------        -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $11,820,020        $12,582,405
                                                                           ===========        ===========

  The accompanying  notes are an integral part of these financial statements.

                      ZYDECO ENERGY, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                                             Three Months
                                                            Ended March 31,
                                                       ------------------------
                                                           1996          1995
                                                        -----------    ---------
Revenues
  Oil and gas production                                  $251,535     $ 21,094
  Gain on sales of unproved leases                               -       50,000
  Seismic services                                               -      200,000
  Interest income                                           86,499       17,823
                                                          --------     --------
    Total Revenues                                         338,034      288,917


Expenses
  Lease operating expenses                                   6,549        3,126
  Exploration and dry hole costs                                 -      259,368
  Seismic service costs                                          -      200,000
  General and administrative expenses                      595,998      185,342
  Depreciation, depletion and amortization                 110,365       83,220
  Interest expense                                          13,688       30,404
                                                          --------     --------
    Total Expenses                                         726,600      761,460
NET LOSS                                                 $(388,566)   $(472,543)
                                                         =========    =========


Per Common Share and Share Equivalent --
  Weighted average number of common shares
    and common share equivalents outstanding             5,799,117    3,708,088
                                                         =========    =========
Loss per common equivalent share                            $(0.07)      $(0.13)
                                                         =========    =========

The accompanying notes are an integral part of these financial statements.

                      ZYDECO ENERGY, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                                           Convertible
                                         Preferred Stock     Common Stock      Additional                             Total
                                       -----------------  -----------------     Paid-in    Accumulated   Treasury  Stockholders'
                                        Shares   Amount    Shares    Amount     Capital      Deficit       Stock      Equity
                                       -------  --------  --------  -------    ----------  -----------  ---------  -------------
Balance at December 31, 1994           781,255    $781    4,468,777   $4,469   $2,195,278  $  (132,881)  $     -   $2,067,647

(Unaudited):
Acquisition of Treasury Stock                -       -     (781,255)       -            -            -    (7,252)  $   (7,252)
Net Loss                                     -       -            -        -            -     (472,543)        -   $ (472,543)
Private  issuance of Common Stock            -       -       76,688       77          (77)           -         -            -
                                       -------  ------    ---------  -------   ----------  -----------  --------   ----------
Balance at March 31, 1995              781,255    $781    3,764,210   $4,546   $2,195,201  $  (605,424)  $(7,252)  $1,587,852
                                       -------  ------    ---------  -------   ----------  -----------  --------   ----------


Balance at December 31, 1995           781,255    $781    5,781,275   $6,563   $9,495,053  $(1,306,527)  $(7,252)  $8,188,618

(Unaudited):
Net Loss                                     -       -            -        -            -     (388,566)        -     (388,566)
Warrants Exercised for Common Stock          -       -       25,895       26          (26)           -         -            -
                                       -------  ------    ---------  -------   ----------  -----------  --------   ----------
Balance at March 31, 1996              781,255    $781    5,807,170   $6,589   $9,495,027  $(1,695,093)  $(7,252)  $7,800,052
                                       =======  ======    =========  =======   ==========  ===========  ========   ==========

  The accompanying notes are an integral part of these financial statements.

                      ZYDECO ENERGY, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                               Three Months
                                                              Ended March 31,
                                                          ----------------------
                                                             1996        1995
                                                          ----------  ----------
Cash flows from operating activities:
Net loss                                                 $  (388,566) $ (472,543)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
 Depreciation, depletion and amortization                    110,365      83,220
 Gain on sales of unproved leases                                  0      50,000
 Exploration and dry hole costs                                    0     259,368
 Changes in operating assets and liabilities
  Decrease in marketable securities                        1,855,751           -
  (Increase) in oil & gas revenue receivable                 (83,077)    (21,094)
  (Increase) Decrease in other current assets                 (6,390)      9,697
  Increase (Decrease) in accounts payable                     82,245      87,131
  Increase in accrued liabilities                           (103,232)          -
  Other                                                       (4,088)     (7,277)
                                                         -----------  ----------
Net cash  provided by (used in) operating activities       1,463,008    (111,498)

Cash flows from investing activities:
 Acquisition of oil and gas properties                    $  (10,072) $ (319,064)
 Proceeds from the sale of unproved leases                         -      50,000
 Cost recovery on exploration agreement                     (936,683)    628,547
 Net advance on exploration obligation                             -      60,298
 Expenditures against exploration obligation                 (90,266)          -
 Purchase of equipment and software                         (205,916)    (58,356)
 Investment in marketable securities                               -           -
                                                         -----------  ----------
 Net cash (used in) investing activities                  (1,242,937)    361,425

Cash flows from financing activities:
 Principal repayments of short-term Bridge Financing     $  (225,028) $        -
 Principal payments of capital lease obligations             (37,537)   (105,868)
 Common stock proceeds                                             -          26
                                                         -----------  ----------
 Net cash provided by financing activities                  (262,565)   (105,842)
                                                         -----------  ----------

Net increase (decrease) in cash and cash equivalents     $   (42,494) $  144,085

Cash and cash equivalents at beginning of period             517,781     875,927
                                                         -----------  ----------
Cash and cash equivalents at end of period               $   475,287  $1,020,012
                                                         ===========  ==========

  The accompanying notes are an integral part of these financial statements.

                       ZYDECO ENERGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



1.  PREPARATION OF INTERIM FINANCIAL STATEMENTS.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles. However, in the opinion of management, these statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position at March 31, 1996 and March 31, 1995 and the results of operations and changes in cash flows for the three months ended March 31, 1996 and 1995, respectively. These financial statements should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

2.  ORGANIZATION AND BUSINESS OPERATIONS.

     Zydeco Energy, Inc. was incorporated in Delaware in June 1993 as a "special purpose acquisition corporation" under the name TN Energy Services Acquisition Corp. ("TN Energy"), for the purpose of raising funds and acquiring an operating business engaged in the energy services industry. Other than its efforts to acquire an energy services business, TN Energy did not engage in any business activities prior to December 1995. On December 20, 1995, the Company acquired all the outstanding common stock and preferred stock of Zydeco Exploration, Inc. ("Zydeco") pursuant to a merger and changed its name to Zydeco Energy, Inc. As used herein, unless the context indicates otherwise, the term "Company" refers to Zydeco Energy, Inc. and Zydeco, its wholly-owned subsidiary. See "Note 4--Reverse Acquisition by Zydeco".

     For accounting purposes the acquisition has been treated as a recapitalization of Zydeco with Zydeco as the acquiror (reverse acquisition). Accordingly, the historical financial statements prior to December 20, 1995 are those of Zydeco. No pro forma information giving earlier effect to the transaction has been presented since the transaction is accounted for as a recapitalization. The consolidated financial statements at December 31, 1995 and for all periods and dates subsequent to such date include the accounts of the Company and Zydeco Exploration, Inc., the wholly-owned subsidiary of the Company. All significant intercompany transactions have been eliminated in consolidation.

     The Company is engaged in acquiring leases, drilling, and producing reserves from those properties utilizing focused geologic concepts and advanced 3D seismic technology. In addition to utilizing advanced 3D seismic technology to evaluate and analyze prospects for the Company, the Company performs advanced geophysical seismic analysis services for third parties. The Company's current focus is to explore for oil and gas in the Louisiana Transition Zone, the region of land and shallow waters within a few miles of the shoreline.

     The Company's future operations are dependent upon a variety of factors, including, but not limited to, successful application of 3D seismic evaluation and interpretation expertise in developing oil and gas prospects, profitable exploitation of future prospects, and the Company's ability to access capital sources necessary for continued growth.

     Use of Estimates.   The preparation of financial statements in conformity
     with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates with regard to these financial statements include the estimate of proved oil and gas reserve volumes and the related discounted future net cash flows therefrom.

                       ZYDECO ENERGY, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                                  (UNAUDITED)


3.  FORTUNE EXPLORATION AGREEMENT.

     In February 1995, Zydeco entered into an Exploration Agreement (the "Fortune Agreement") with a predecessor of Fortune Petroleum Corporation ("Fortune"). Under the Fortune Agreement, Fortune advanced $4.8 million in a series of payments to purchase a 50% interest in certain potential prospects ("Prospects") owned by the Company and fund the initial development of the potential Prospects. Pursuant to the Fortune Agreement, $628,547 represented a reimbursement of certain of the costs previously incurred by the Company on the potential Prospects. The remaining $4,171,453 is designated to fund all third-party costs of preparing potential Prospects for evaluation, including lease acquisition, lease maintenance, and the acquisition, processing and interpretation of seismic data. Thereafter, the Fortune Agreement provides that the parties shall bear any additional costs equally. At March 31, 1996 and December 31, 1995, the portion not yet expended is recorded as an exploration obligation and classified as a current liability. Future expenditures incurred on Prospect leads will be charged against the obligation. No expenditures incurred pursuant to the Fortune Agreement will be capitalized by the Company until the parties begin sharing equally in such costs, if any. At March 31, 1996, inception to date expenditures under the Fortune Agreement aggregated $1,831,159, net of income from prospect sales and interest earned of $151,370.

4.  REVERSE ACQUISITION BY ZYDECO.

     On December 20, 1995, the shareholders of TN Energy approved a merger with Zydeco (the "Merger"). Pursuant to the Merger Agreement, each outstanding share of common stock of Zydeco, par value $.000333 per share, was converted into the right to receive 1.56251 shares of Common Stock of TN Energy, par value $.001 per share; each share of convertible preferred stock of Zydeco, par value $5.00 per share, was converted into the right to receive 1.56251 shares of Convertible Preferred Stock of TN Energy, par value $.001 per share, and any fractional shares settled in cash.

     In addition, TN Energy assumed Zydeco's existing stock options issued in connection with Zydeco's 1995 Employee Stock Option Plan (the "Plan"), substituting shares of Common Stock of TN Energy as the shares subject to purchase under the Plan. Further, TN Energy assumed each existing common stock warrant issued by Zydeco, substituting Common Stock of TN Energy as the shares subject to purchase under the warrants. The number of shares subject to purchase under option and warrant agreements was adjusted by multiplying the number of Zydeco option or warrant shares by the exchange ratio of 1.56251 shares . The exercise prices for Zydeco options and warrants were adjusted by dividing the stated exercise price by the exchange ratio. After completion of the Merger, TN Energy changed its name to Zydeco Energy, Inc. At the conclusion of the Merger on December 21, 1995, Zydeco Energy, Inc. had 5,781,275 shares of Common Stock outstanding and 781,255 shares of Convertible Preferred Stock outstanding.

     The Merger has been treated as a reverse acquisition for accounting purposes with Zydeco as the acquiror and TN Energy as the acquiree based upon Zydeco's current officers and directors assuming management control of the resulting entity and the value and ownership interest being received by current Zydeco stockholders exceeding that received by TN Energy stockholders. The effect of the Merger for accounting purposes was treated as if Zydeco issued additional capital stock to TN Energy shareholders for cash. The net assets of TN Energy on the date of the Merger was $7,971,255 and, accordingly, the common shares of TN Energy on such date have been recorded as an increase in common stock and additional paid-in capital.
     The costs incurred in connection with the Merger of approximately $669,700 were charged to additional paid-in capital at December 31, 1995.

                       ZYDECO ENERGY, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                                  (UNAUDITED)

5.  INDEBTEDNESS.

     Long-term Obligations. Balances of the Company's long-term obligations at March 31, 1996 and December 31, 1995 consist of the following:


                                       March 31, 1996     December 31, 1995
                                    -------------------  -------------------
                                    Current   Long-term  Current   Long-term
                                    --------  ---------  --------  ---------
Capital Lease -
   Computer Hardware & Software    $ 167,992   $112,700  $160,693  $ 157,537

     Bridge Financing.   In connection with the Merger, TN Energy entered into a
     financing arrangement ("Bridge Financing") and ultimately borrowed $225,028 from three investors ("Bridge Lenders") to finance TN Energy's share of legal, accounting and printing costs of the Merger. The notes, including accrued interest at 10%, were repaid in January 1996. In December 1995, in connection with arranging the Bridge Financing, the Company issued to the Bridge Lenders, five-year warrants to purchase, at a purchase price of $5.33 per share, 225,028 shares of Common Stock.

     Options to purchase 225,000 outstanding shares of the Company were granted in December 1995 by certain stockholders of the Company. The options were granted by the stockholders for 150,000 shares to the Bridge Lenders as an inducement to make the Bridge Financing and for 75,000 shares to other Principals in connection with discussions with TN Energy that resulted in the introduction of Zydeco. The aggregate exercise price for all the options granted was approximately $30. The cost of such options was reflected as a financing expense and capital contribution by the Company prior to the Merger.

6.  CONVERTIBLE PREFERRED STOCK AND COMMON STOCK.

     During the three month period ended March 31, 1995, the Company issued 76,688 common shares for nominal consideration. In connection with the Merger, 1,875,000 shares of Common Stock were effectively issued to the shareholders of TN Energy with entries to common stock and additional paid-in capital for $7,971,525, the net assets of TN Energy on the date of the Merger (comprised primarily of cash and marketable securities).
     Outstanding shares of convertible preferred stock were issued in a $2,500,000 private placement offering completed by Zydeco in December 1994.

     Convertible Preferred Stock.   Shares of Convertible Preferred Stock, par
     value $.001, are entitled to one vote (non-voting prior to December 20, 1995) together with the Company's Common Stock on all matters as a single class. No dividends accrue on Convertible Preferred Stock. The preference in liquidation of such shares is $3.20 per share. The Convertible Preferred Stock is subject to a conversion rate of one share of Common Stock for each share of Convertible Preferred Stock upon the occurrence of an "Automatic Conversion Triggering Event", which as defined, occurs if the Company undertakes a public offering of shares of Common Stock for $5 million or more, and the price per share paid in such offering is $7.00 or more.

     Additionally, the Convertible Preferred Stock may be converted, at the option of the Company, upon the occurrence of an "Optional Conversion Triggering Event", which as defined, occurs if the Closing Price for the Common Stock, as reported on a national securities exchange or certain other trading facilities shall be $6.50 or more for a period of 30 consecutive trading days. The conversion rate is subject to adjustment in certain circumstances.

                       ZYDECO ENERGY, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                                  (UNAUDITED)


     Warrants.   In connection with the private placement offering and subject to certain terms and conditions, Zydeco issued or is obligated to issue up to 72,268 Common Stock purchase warrants to the underwriters, each of which entitles the holder to purchase one share of Common Stock at an exercise price of $1.60 per share at any time during the five-year period commencing from the Closing Date, December 2, 1994. The initial value of such warrants issued in connection with the private placement was immaterial. During the three months ended March 31, 1996, warrants were exercised for 25,895 shares of Common Stock, net of 9,575 shares tendered upon exercise.

     On December 21, 1993, the Company sold 1,500,000 units ("Units") in its initial public offering ("Public Offering"). Each Unit consists of one share of the Company's Common Stock, $.001 par value, and two Redeemable Common Stock Purchase Warrants ("Public Warrants"). Each Public Warrant entitles the holder to purchase, during the period commencing on the later of the consummation by the Company of a Business Combination or one year from the effective date of the Public Offering and ending seven years from the effective date of the Public Offering, from the Company one share of Common Stock at an exercise price of $5.50. The Public Warrants will be redeemable at a price of $.01 per warrant upon 30 days' notice at any time, only in the event that the last sale price of the Common Stock is at least $10.00 per share for 20 consecutive trading days ending on the third day prior to date on which notice of redemption is given.

     The Company also issued, in connection with the Public Offering, an aggregate of $150,000 of promissory notes to certain accredited investors. These notes bore interest at the rate of 10% per annum and were repaid on the consummation of the Public Offering with accrued interest thereon. In addition, the investors were issued 300,000 warrants (valued at a nominal amount) which are identical to the Public Warrants discussed above.

     On December 21, 1993, the Company sold to the underwriters in the Public Offering and their designees, for nominal consideration, the right to purchase up to 150,000 units ("Unit Purchase Option"). The underwriters' units issuable upon the exercise of the Unit Purchase Option are identical to the Units discussed above except that the Public Warrants contained therein expire five years from the effective date of the Public Offering and cannot be redeemed. At March 31, 1996, no Public Warrants or Unit Purchase Options had been exercised.

     Treasury Stock.   Treasury stock is recorded at cost and represents the
     value of 781,255 common shares purchased in January 1995 from an officer of the Company in consideration for an overriding royalty interest in certain properties in which the Company had an interest at the time of the treasury stock purchase. The Company had no proved reserves at the time of the transaction. The cost of treasury stock of $7,252 was determined on the basis of a pro-rata allocation of the Company's accumulated cost in unproved properties at the time of the transaction in comparison to the net revenue interest transferred.

7.  RELATED-PARTY TRANSACTIONS.

     In September 1995, the Company engaged the services of a law firm, including the services of a partner in the firm who is a relative of a Zydeco officer. The Company incurred expenses of approximately $119,000, primarily related to the Merger, to this firm during 1995 and approximately $21,980 during the three months ended March 31, 1996.

     The Company entered into an exchange agreement, dated January 1, 1995, with an entity where certain officers and/or directors are officers and/or directors of the Company, and agreed to provide 3D seismic analysis services in exchange for a license to such data. The value of this exchange was determined by the parties to be $200,000. As this exchange agreement represents an exchange of dissimilar goods, income and expense for 1995 reflects the gross value of seismic service revenues and related data costs associated with this transaction for the three months ended March 31, 1995.

                       ZYDECO ENERGY, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                                  (UNAUDITED)


     Effective January 1, 1995, the Company assumed an obligation for office facilities under an operating lease agreement, expiring in March 1997, from an entity where certain officers and/or directors are officers and/or directors of the Company. The agreement contains typical renewal options and escalation clauses, and required no deposit or prepayment at assumption. The lease agreement provides for a base monthly payment of $3,122 plus a defined percentage of the landlord's operating expenses which are subject to adjustment. Rental expense related to this lease was $9,861 and $9,735 which is included in general and administrative expenses for the three months ended March 31, 1996 and 1995, respectively.

8.  STOCK OPTION PLAN.

     On January 4, 1996 the Board of Directors approved and adopted, subject to stockholder approval, the Zydeco Energy, Inc. 1996 Equity Incentive Plan. The Plan authorizes the grant of various stock and stock-related awards to key management and other personnel on the basis of individual and corporate performance. The Plan provides for the granting of stock options to purchase an aggregate of 350,000 shares of Common Stock, which are reserved for such purpose. During the three months ended March 31, 1996, options to purchase 175,000 shares were granted to employees at exercise prices ranging between $6 and $7 per share. The grants are subject to stockholder approval of the Plan, which approval is expected to be sought at the Company's 1996 Annual Meeting of Stockholders. At March 31, 1996, no such options had been exercised. Such options are non-compensatory, vest over a four-year period and terminate no later than ten years after the date of grant unless otherwise determined by the Compensation Committee.

     Also on January 4, 1996, the Board of Directors adopted, subject to stockholder approval, the 1996 Non-employee Director Stock Option Plan and granted an aggregate of 45,000 shares of Common Stock to three non-employee directors. The options granted become exercisable, one third on April 1, 1997 and one third each of the next two succeeding years. The options were granted at $7, the average of the high and low sales price of the Company's Common Stock on the date of grant. The grants are subject to stockholder approval of the Plan, which approval is expected to be sought at the Company's 1996 Annual Meeting of Stockholders. At March 31, 1996, no such options had been exercised. The options terminate no later than ten years after the date of grant.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, a new standard for accounting for stock-based compensation. This standard established a fair-value based method of accounting for stock options awarded after December 31, 1995 and encourages companies to adopt SFAS No. 123 in place of the existing accounting method, which requires expense recognition only in situations where stock compensation plans award intrinsic value to recipients at the date of grant. Companies that do not follow SFAS No. 123 for accounting purposes must make annual pro forma disclosures of its effects. Adoption of the standard is required in 1996, although earlier implementation is permitted. The Company does not intend to adopt SFAS No. 123 for accounting purposes; however, it will make annual pro forma disclosures of its effects commencing in 1996.

9.  WEST CAMERON SEISMIC PROJECT.

     On February 14, 1996, the Company purchased an exclusive seismic option permit from the state of Louisiana covering approximately 51,000 acres of state waters in western Cameron Parish, Louisiana. The Company paid $783,753 for the seismic permit and is required to provide a 3D survey over the area within 18 months. Under the Agreement with the state of Louisiana, the Company is obligated to deliver a 3D seismic survey over the state acreage included in the permit or pay a penalty equivalent to the initial payment for the permit and/or unspecified damages.

     In April 1996, the Company executed an Exploration Agreement with Cheniere Energy Operating Co., Inc. ("Cheniere", a company formed by and to be funded by a group of private investors) covering an area of land and waters in western Cameron Parish, Louisiana, including the area covered by the seismic option

                       ZYDECO ENERGY, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                                  (UNAUDITED)


     permit described above ("West Cameron Seismic Project"). The Agreement, as amended, provides that Cheniere may receive up to a 50% interest in the West Cameron Seismic Project, conditioned upon receipt of $3 million cash from Cheniere before June 14, 1996. At March 31, 1996, the Company had incurred costs of approximately $937,000 in connection with the Project, which are to be reimbursed upon the initial funding, and, accordingly, such costs have been classified as a receivable from Cheniere. The agreement provides for aggregate payments to Zydeco of $13.5 million to fund the estimated costs of seismic acquisition, including the purchase of seismic rights or lease options on the related onshore acreage of the Project, and to complete data acquisition and processing of a 3-D seismic survey of the onshore and offshore areas. The data will be used to identify seismically controlled drilling prospects, if any, within the Project area. The Company expects to begin seismic field work in June 1996.

     On February 7, 1996, the Company entered into a technology agreement with an individual to develop, test and evaluate certain proprietary technology related to 3D seismic processing and imaging. The Company committed to providing the test environment including personnel, computing hardware, software and certain data in exchange for an option to receive a license to use the resulting technology in certain exclusive areas of the Gulf of Mexico. The Company completed its testing in April 1996 and expects to exercise its option in May 1996. The Company's intends to utilize the processing technology in the project described above. The license provides for annual royalty payments, at the option of the Company, upon exercise of the option.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION
                           AND RESULTS OF OPERATIONS


GENERAL

     The Company was incorporated in June 1993 as a "special purpose acquisition corporation" for the purpose of raising funds and acquiring an operating business engaged in the energy services industry. In December 1995 the Company acquired Zydeco Exploration, Inc. ("Zydeco") by merger (the "Merger"). Other than its efforts to acquire an energy services business, the Company did not engage in any business activities prior to December 1995. The Company, through its operating subsidiary, Zydeco, is now active as an independent oil and gas exploration company. The Company's future operations will be dependent upon a variety of factors, including successful application of 3D seismic evaluation and interpretation expertise to develop potential drilling prospects, profitable exploration and exploitation of such prospects, the ability to joint venture with third parties utilizing the Company's 3D seismic analysis and experience and the Company's ability to access capital sources necessary for continued growth. The Company's revenues, profitability and future rate of growth will be substantially dependent upon prevailing prices for natural gas, oil and condensate, which are dependent upon numerous factors beyond the Company's control.

     The Company has been acquiring, and will continue to acquire, oil and gas leases in the Louisiana Transition Zone and the Timbalier Trench. From such lease positions, the Company is developing and intends to develop 3D seismic survey programs or obtain existing non-exclusive 3D seismic data for analysis. The Company intends to analyze such data with the goal of developing a number of drilling prospects. Prior to drilling such prospects, the Company will likely seek participation in such prospects from industry partners or by including as drilling participants oil and gas companies owning working interests in adjoining or nearby acreage. There is no assurance, however, that the Company will be able to generate any particular number of drilling prospects, or that the Company will achieve a particular success rate in finding paying quantities of oil and gas. The Company also intends to offer its technical expertise in 3D seismic analysis and interpretation to other oil and gas companies in negotiating joint venture or property interests.

     On December 20, 1995, TN Energy Acquisition, the Company's wholly-owned subsidiary, merged with and into Zydeco. For accounting purposes, the Merger was treated as a recapitalization of Zydeco with Zydeco as the acquiror, or a reverse acquisition, based upon Zydeco's officers and directors assuming management control of the resulting entity and Zydeco Exploration's stockholders receiving value and ownership interest exceeding that received by the TN Energy stockholders. Under this accounting treatment, the historical financial statements of Zydeco prior to the Merger have become those of the Company.

     On February 7, 1996, the Company entered into a technology agreement with an individual to develop, test and evaluate certain proprietary technology related to 3D seismic processing and imaging ("Technology License Agreement"). The Company committed to providing the test environment including personnel, computing hardware, software and certain data in exchange for an option to receive a license to use the resulting technology worldwide and exclusively in certain areas of the Gulf of Mexico. The Company completed its testing in April 1996 and expects to exercise its option in May 1996. The Company's intends to utilize the processing technology in the project described below. The license provides for annual royalty payments, at the option of the Company, upon exercise of the option.

     On February 14, 1996, the Company purchased an exclusive seismic option permit from the state of Louisiana covering approximately 51,000 acres of state waters in western Cameron Parish, Louisiana. The Company paid $783,753 for the seismic permit and is required to provide a 3D survey over the area within 18 months. On April 4, 1996, the Company executed an Exploration Agreement with Cheniere Energy Operating Co., Inc. ("Cheniere", a company formed by and to be funded by a group of private investors) covering an area of land and waters in western Cameron Parish, Louisiana, including the area covered by the seismic option permit described above ("West Cameron Seismic Project"). Cheniere's interest in the Project is conditioned upon receipt of $3 million cash from Cheniere by June 14, 1996. The agreement, as amended, provides for aggregate payments to Zydeco of $13.5 million to fund the estimated costs of seismic acquisition, including the purchase of

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION
                    AND RESULTS OF OPERATIONS--(Continued)


seismic rights or lease options on the related onshore acreage of the Project, and to complete data acquisition and processing of a 3-D seismic survey of the onshore and offshore areas. The data will be used to identify seismically controlled drilling prospects within the Project area. The Company expects to begin seismic field work in June 1996.

RESULTS OF OPERATIONS- MARCH 31, 1996 COMPARED TO MARCH 31, 1995.

     During 1996 and 1995, the Company's primary operations consisted of the acquisition of federal and state oil and gas leases, the acquisition of 3D seismic analysis hardware and software, and the purchase of an interest in a gas well which commenced production in January 1995, the farmout of two leases (one of which resulted in commercial production commencing in December 1995) and a one-eighth participation in the drilling of an exploratory well, which resulted in a dry hole. Due to its limited operations and because Zydeco had completed only one full fiscal year prior to 1996, analysis of comparable interim periods prior to 1995 is not meaningful.

     For the first three months of 1996, operations resulted in a net loss of $389,566 ($.07 per share) compared to a net loss of $472,543 for the comparable period in 1995. The decrease in net loss of $83,977 is comprised of increased revenue of $49,117 and decreased expenses of $34,860. The loss per share also decreased as a result of the additional dilution from shares outstanding which increased due to the shares issued in the Merger. First quarter revenues in 1996 represented an increase of $99,117 when compared to the same quarter in 1995. Oil and gas sales in 1996 increased $230,441 primarily due to the commencement of new production in December 1995 from a well completed by Bois d' Arc Corporation in which the Company has an overriding royalty interest of 4.33% (before payout). In first quarter 1996, the Company's oil and gas revenue represented production from two wells of approximately 3,500 barrels of oil and 74,300 mcf of natural gas which was sold for prices averaging approximately $19.64 per barrel and $2.47 per mcf, respectively. This compared to first quarter 1995 production from one well of approximately 120 barrels and 12,800 mcf at prices averaging $17.60 per barrel and $1.48 per mcf, respectively. Offsetting the increased oil and gas production were decreases in revenue from seismic services ($200,000) and sales of unproved property interests as compared to the first quarter of 1995. Interest income increased $68,676 as a result of the increase in cash of approximately $7.3 million resulting from the Merger in December 1995. Although total expenses decreased in the first quarter in 1996 when compared to first quarter 1995, the components of expense changed significantly as a result of the different mix of operating activities between the two quarters. Exploration costs decreased in 1996 as a result of the absence of drilling activities in the first quarter. Seismic services costs represented a single transaction occurring in 1995 and thus accounts for the decrease in 1996. General and administrative expense increased approximately $411,000 primarily as a result of increased personnel costs ($219,000) due to the addition of personnel and increased legal and accounting costs ($117,000) following the Merger. Depletion, depreciation and amortization increased $27,145 primarily due to increased oil and gas production and additions of hardware and software used in connection with the Company's seismic processing activities.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has generated funds from a public offering, private equity offering, company operations and cash payments under the Fortune Agreement. Sources of funds include the December 1993 public offering of the Company's Common Stock and Warrants which raised net proceeds, after offering costs, of approximately $7.9 million; the December 1994 offering of the convertible preferred stock by Zydeco Energy with proceeds to the Company, after offering costs, of approximately $2.2 million, and cash payments of $4.8 million advanced in 1995 under the Fortune Agreement. Under the Fortune Agreement, approximately $629,000 represented a direct reimbursement of lease acquisition and seismic expenses previously incurred by the Company. The remainder received from Fortune is required to be used by the Company for leasehold acquisitions and related seismic development on leases in which Fortune has obtained an interest. The Cheniere Exploration Agreement executed in April 1996, provides for funding of $13.5 million of Project expenditures including $937,000 of costs incurred by

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION
                    AND RESULTS OF OPERATIONS--(Continued)


the Company during the first quarter of 1996 which are to be reimbursed upon the initial funding. Other sources of capital for the Company include lease financing from computer hardware equipment and software vendors. The Company expects that a significant portion of any additional computer equipment and software acquired by the Company could be financed under vendor lease financing arrangements.

     The Company does not maintain any credit facilities. The Company may in the future explore the possibility of obtaining such a facility in the event the Company increases oil and gas production through the successful completion of oil and gas wells drilled by the Company or as it increases its seismic services business.

     The Company expects that capital needs for 1996 will be satisfied through
(i) cash on hand (including cash available from liquidation of marketable securities), (ii) cash made available under the Fortune Agreement, and (iii) cash to be made available under the Cheniere Exploration Agreement. Additional capital needs may be met through additional issuances of equity securities, including the exercise of outstanding warrants and options of the Company.

     The Company may use its cash for any general corporate purposes, except for the funds advanced by Fortune which are committed for geophysical exploration of the jointly owned leases and additional lease acquisitions under the Fortune Agreement.

     Because of rapidly changing available technology and the uncertainties associated with the identification of specific exploration prospects, and as a result of the time and effort that was required to accomplish the Merger, the Company only began to develop capital expenditure budgets in early 1996. The Company is in the process of adjusting its activities to a level commensurate with the amount of capital available to it. Although not complete, the Company is currently estimating the costs of the projects it has undertaken; especially the costs expected to be incurred in connection with the seismic project in western Cameron Parish which was undertaken in February 1996 (the "West Cameron Seismic Project"). The Company currently estimates its capital expenditures at approximately $4.6 million, including $1.9 million for exploration and development, $80,000 for capital costs associated with the Technology License Agreement, $2.0 million for the acquisition of oil and gas properties, $442,000 related to the purchase of computer equipment and software, and $130,000 for office relocation and improvements. In connection with the West Cameron Seismic Project, the Company's preliminary estimates of costs to complete the two-year project are between $12 million and $15 million. In addition to the Cheniere Exploration Agreement, the Company is currently negotiating with other potential partners which may be required to complete the West Cameron Seismic Project. Other significant additional capital expenditures may include the acquisition of additional oil and gas leases, the drilling of prospects identified on the Company's current portfolio of oil and gas leases, the acquisition of interests in producing wells and other corporate investment opportunities determined by the board to be in the interest of the Company. The amount and timing of these expenditures will be dependent upon numerous factors, including the availability of seismic data, the number and type of drilling prospects identified as a result of the Company's 3D seismic analysis, the terms under which industry partners may participate in the Company prospects and the cost of drilling and completion of wells in the Louisiana Transition Zone and the Timbalier Trench.

     The Company currently maintains a required $300,000 bond in order to hold its present federal oil and gas leases. This bond is collaterlized by a United States Treasury Note. In the event the Company determines to act as operator on federal offshore lease or is otherwise required to increase its bonding by federal or state authorities, such additional bonding may require significant amounts of capital as collateral.

     PART II- OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     (a)  Exhibits

        Exhibit
        Number                 Description
        -------               -------------

      10.1 Option Agreement dated February 7, 1996 between the Company and Norman Neidell concerning certain wave field imaging Technology.


     (b)  Reports on Form 8-K

       1.           January 17, 1996-  Item 4-  Changes in Registrant's
                    Certifying Accountant-

                    The registrant reported that Arthur Andersen LLP had succeeded BDO Seidman, LLP as its independent public accountants following the merger of the registrant with Zydeco Exploration, Inc., effective December 20, 1995. Arthur Andersen LLP had acted as independent public accountants of Zydeco Exploration, Inc. prior to the merger. The Company reported no disagreements with BDO Seidman, LLP.

                                   SIGNATURES



     Pursuant   to the requirements of the Securities Exchange Act of 1934, the
Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ZYDECO ENERGY, INC.


                              /s/ Sam B. Myers, Jr.
                              ----------------------------------------------
                              Sam B. Myers, Jr., Chief Executive Officer and President (Principal Executive Officer)



                                /s/ W. Kyle Willis
                              ----------------------------------------------
                              W. Kyle Willis, Vice President and Treasurer
                              (Principal Financial Officer)


Dated:  May 15, 1996