Form 10-Q
period 1996-06-30
ZYDECO ENERGY INC
filed 1996-08-14
CIK 908246

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

             [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

                             1710 TWO ALLEN CENTER
                               1200 SMITH STREET
                                 HOUSTON, TEXAS
                    (Address of principal executive offices)

                                   77002-4312
                                   (Zip Code)

                                 (713) 659-2222
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X           No
         -----           ------

As of June 30, 1996, there were 5,812,396 shares of Zydeco Energy, Inc. Common Stock, $.001 par value, issued and outstanding.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                                          Page
                                                                                         Number
PART I.   FINANCIAL INFORMATION

          Item 1.  Consolidated Financial Statements

          Consolidated Balance Sheets.....................................................  3

          Consolidated Statements of Operations...........................................  4

          Consolidated Statements of Stockholders' Equity.................................  5

          Consolidated Statements of Cash Flows...........................................  6

          Notes to Consolidated Financial Statements......................................  7

          Item 2.    Management's Discussion and Analysis of Financial Condition
                     and Results of Operations............................................ 13

PART II.  OTHER INFORMATION AND SIGNATURES

          Item 6.    Exhibits and Reports on Form 8-K..................................... 16

          Signatures...................................................................... 17


                      ZYDECO ENERGY, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS


                                                                   JUNE 30, 1996       DECEMBER 31, 1995
                                                                   -------------       -----------------
                        ASSETS                                      (UNAUDITED)
CURRENT ASSETS
  Cash and cash equivalents                                          $ 9,026,012          $   517,781
  Marketable securities                                                1,713,925           10,938,674
  Oil and gas revenue receivable                                         185,722               67,024
  Other receivables                                                       70,847               46,546
  Prepaid expenses                                                        52,667                   --
                                                                     -----------          -----------
      TOTAL CURRENT ASSETS                                            11,049,173           11,570,025
                                                                     -----------          -----------
Oil & gas properties, using successful efforts method of
 accounting
  Proved properties                                                      308,036              309,110
  Unproved properties                                                    303,540                   --
Equipment and software, at cost                                        1,508,324              789,710
                                                                     -----------          -----------
                                                                       2,119,900            1,098,820
Less: Accumulated depreciation, depletion and amortization              (661,269)            (399,541)
                                                                     -----------          -----------
                                                                       1,458,631              699,279
Operating bond and other assets                                          361,627              313,101
                                                                     -----------          -----------
TOTAL ASSETS                                                         $12,869,431          $12,582,405
                                                                     ===========          ===========
         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                   $   267,712          $   284,219
  Accrued liabilities                                                    241,347              355,833
  Exploration obligations                                              4,513,895            3,210,477
  Short-term bridge financing notes payable                                   --              225,028
  Capital lease obligation-current portion                               175,624              160,693
                                                                     -----------          -----------
    TOTAL CURRENT LIABILITIES                                          5,198,578            4,236,250
                                                                     -----------          -----------
CAPITAL LEASE OBLIGATION                                                  65,827              157,537
                                                                     -----------          -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
  Convertible preferred stock, par value $.001 per share; 1,000,000
   shares authorized; 781,255 shares issued and outstanding                  781                  781
  Common stock, par value $.001 per share; 50,000,000 shares authorized; 6,593,651 and 6,562,530 shares issued; 5,812,396
   and 5,781,275 shares outstanding, respectively                          6,594                6,563
  Additional paid-in capital                                           9,503,943            9,495,053
  Accumulated deficit                                                 (1,899,040)          (1,306,527)
  Less-Treasury stock, at cost; 781,255 shares                            (7,252)              (7,252)
                                                                     -----------          -----------
    TOTAL STOCKHOLDERS' EQUITY                                         7,605,026            8,188,618
                                                                     -----------          -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $12,869,431          $12,582,405
                                                                     ===========          ===========

The accompanying notes are an integral part of these financial statements.

                      ZYDECO ENERGY, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                               ---------------------------        -------------------------
                                                                   1996           1995                1996          1995
                                                               ------------   ------------        ------------   ----------
REVENUES
  Oil and gas production                                        $  305,211     $   35,375          $  556,746    $   56,469
  Gain on sales of unproved leases                                  16,319         67,517              16,319       117,517
  Seismic services                                                  31,500        100,000              31,500       300,000
  Interest income                                                   82,610         10,188             169,109        28,011
                                                                ----------     ----------          ----------    ----------
    TOTAL REVENUES                                                 435,640        213,080             773,674       501,997

EXPENSES
  Lease operating expenses                                           4,684          2,242              11,233         5,368
  Exploration and dry hole costs                                    38,472             --              38,472       259,368
  Seismic service costs                                                 --             --                  --       200,000
  General and administrative expenses                              433,084        226,036           1,029,082       411,378
  Depreciation, depletion and amortization                         151,364         98,212             261,729       181,432
  Interest expense                                                  11,983          6,808              25,671        37,212
                                                                ----------     ----------          ----------    ----------
    TOTAL EXPENSES                                                 639,587        333,298           1,366,187     1,094,758

NET LOSS                                                        $ (203,947)    $ (120,218)         $ (592,513)   $ (592,761)
                                                                ==========     ==========          ==========    ==========
PER COMMON SHARE AND SHARE EQUIVALENT--

  WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND COMMON
   SHARE EQUIVALENTS OUTSTANDING                                 5,810,453      3,986,660           5,804,929     3,986,660
                                                                ==========     ==========          ==========    ==========
LOSS PER COMMON EQUIVALENT SHARE                                $    (0.04)    $    (0.03)         $    (0.10)   $    (0.15)
                                                                ==========     ==========          ==========    ==========

The accompanying notes are an integral part of these financial statements.

                      ZYDECO ENERGY, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                    CONVERTIBLE
                                  PREFERRED STOCK       COMMON STOCK      ADDITIONAL
                                 ------------------  ------------------     PAID-IN    ACCUMULATED    TREASURY    STOCKHOLDERS'
                                  SHARES    AMOUNT    SHARES    AMOUNT      CAPITAL      DEFICIT        STOCK         EQUITY
                                 --------  --------  --------  --------   ----------   -----------    --------    ------------
BALANCE AT DECEMBER 31, 1994      781,255    $781   4,468,777   $4,469    $2,195,278   $  (132,881)    $    --     $2,067,647

(UNAUDITED):
Acquisition of treasury stock          --      --    (781,255)      --            --            --      (7,252)    $   (7,252)
Net Loss                               --      --          --       --            --       (592,761)        --     $ (592,761)
Private issuance of Common Stock       --      --     140,001      140           (96)            --         --     $       44
                                  -------    ----   ---------   ------    ----------    -----------    -------     ----------
BALANCE AT JUNE 30, 1995          781,255    $781   3,827,523   $4,609    $2,195,182    $  (725,642)   $(7,252)    $1,467,678
                                  =======    ====   =========   ======    ==========    ===========    =======     ==========

BALANCE AT DECEMBER 31, 1995      781,255    $781   5,781,275   $6,563    $9,495,053    $(1,306,527)   $(7,252)    $8,188,168

(UNAUDITED):
Net Loss                               --      --          --       --            --       (592,513)        --       (592,513)
Warrants exercised for Common
 Stock                                 --      --      31,154       31         8,890             --         --          8,921
Adjustment for fractional shares
 paid in cash                                             (33)                                                             --
                                  -------    ----   ---------   ------    ----------    -----------    -------     ----------
BALANCE AT JUNE 30, 1996          781,255    $781   5,812,396   $6,594    $9,503,943    $(1,899,040)   $(7,252)    $7,604,026
                                  =======    ====   =========   ======    ==========    ===========    =======     ==========

The accompanying notes are an integral part of these financial statements.

                      ZYDECO ENERGY, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                              SIX MONTHS ENDED JUNE 30,
                                                              --------------------------
                                                                  1996           1995
                                                              ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                     $  (592,512)     $ (592,761)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
  Depreciation, depletion and amortization                       261,729         181,432
  Gain on sales of unproved leases                               (16,319)       (117,517)
  Exploration and dry hole costs                                  38,472         259,368
  Changes in operating assets and liabilities
    (Increase) in oil & gas revenue receivable                  (118,698)        (24,000)
    (Increase) Decrease in other current assets                  (76,968)        (21,154)
    Increase (Decrease) in accounts payable                      (16,507)        (74,004)
    Increase in accrued liabilities                             (114,486)        105,236
    Other                                                        (38,442)             --
                                                             -----------      ----------
  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (673,731)       (283,400)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of oil and gas properties                      $  (302,466)     $ (302,198)
  Proceeds from the sale of unproved leases                       16,319         150,000
  Cost recovery on exploration agreement                              --         698,675
  Net advance on exploration obligation                        3,000,000       1,603,062
  Expenditures against exploration obligation                 (1,696,582)             --
  Purchase of equipment and software                            (718,614)       (209,289)
  Other capital expenditures                                     (48,527)             --
  Proceeds from sale of marketable securities                  9,224,749              --
  Investment in marketable securities                                 --              --
                                                             -----------      ----------
   NET CASH (USED IN) INVESTING ACTIVITIES                     9,474,879       1,940,250
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal repayments of short-term Bridge Financing         $ (225,028)     $       --
  Principal payments of capital lease obligations                (76,779)             --
  Common stock proceeds                                            8,890              44
                                                              ----------      ----------
  NET CASH USED IN FINANCING ACTIVITIES                         (292,917)             44
                                                              ----------      ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          $8,508,231      $1,656,894

Cash and cash equivalents at beginning of period                 517,781         875,927
                                                              ----------      ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $9,026,012      $2,532,821
                                                              ==========      ==========

The accompanying notes are an integral part of these financial statements.

                      ZYDECO ENERGY, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   PREPARATION OF INTERIM FINANCIAL STATEMENTS.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles. However, in the opinion of management, these statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position at June 30, 1996 and June 30, 1995 and the results of operations and changes in cash flows for the six months ended June 30, 1996 and 1995, respectively. These financial statements should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

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

     Use of Estimates.   The preparation of financial statements in conformity
     with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements

                      ZYDECO ENERGY, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                                  (UNAUDITED)


     and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates with regard to these financial statements include the estimate of proved oil and gas reserve volumes and the related discounted future net cash flows therefrom.

3.   PROPERTY ADDITIONS.

     In February 1996, the Company purchased an exclusive seismic option permit from the state of Louisiana covering approximately 51,000 acres of state waters in western Cameron Parish, Louisiana. The Company paid $783,754 for the seismic permit. Under the Agreement with the state of Louisiana, the Company is obligated to deliver within 18 months a 3D seismic survey over the state acreage included in the permit or pay a penalty equivalent to the initial payment for the permit and/or unspecified damages. In August, the Company commenced operations for a 3D survey project, including the area covered by the permit.

     In February 1996, the Company entered into a technology agreement with an individual to develop, test and evaluate certain proprietary technology related to 3D seismic processing and imaging. The Company committed to providing the test environment including personnel, computing hardware, software and certain data in exchange for an option to receive a license to use the resulting technology in certain exclusive areas of the Gulf of Mexico. The Company completed its testing in April 1996 and exercised its option in May 1996 and paid the first year's royalty fee of $40,000. The Company intends to utilize the processing technology in the project described above. The license provides for annual royalty payments, at the option of the Company.

     In June 1996, the Company purchased all the working interest in certain unproved properties consisting of five non-producing offshore oil and gas leases from the Myers Affiliates (see "Note 7 ---Related Party Transactions") for $302,464. In May 1996, the Company purchased certain proprietary geologic and geophysical data and computer equipment from a Myers Affiliate for $145,490.

4.   EXPLORATION AGREEMENTS.

     Fortune Exploration Agreement- In February 1995, Zydeco entered into an Exploration Agreement (the "Fortune Agreement") with a predecessor of Fortune Petroleum Corporation ("Fortune"). Under the Fortune Agreement, Fortune advanced $4.8 million in a series of payments to purchase a 50% interest in certain potential prospects ("Prospects") owned by the Company and fund the initial development of the potential Prospects. Pursuant to the Fortune Agreement, $628,547 represented a reimbursement of certain of the costs previously incurred by the Company on the potential Prospects. The remaining $4,171,453 is designated to fund all third-party costs of preparing potential Prospects for evaluation, including lease acquisition, lease maintenance, and the acquisition, processing and interpretation of seismic data. Thereafter, the Fortune Agreement provides that the parties shall bear any additional costs equally. At March 31, 1996 and December 31, 1995, the portion not yet expended is recorded as an exploration obligation and classified as a current liability. Future expenditures incurred on Prospect leads will be charged against the obligation. No expenditures incurred pursuant to the Fortune Agreement will be capitalized by the Company until the parties begin sharing equally in such costs, if any. At June 30, 1996, inception to date expenditures under the Fortune Agreement aggregated approximately $2,010,000, net of income from prospect sales and interest earned of $185,029.

     Cheniere Exploration Agreement- In April 1996, the Company executed an Exploration Agreement (the "Cheniere Agreement") with Cheniere Energy Operating Co., Inc. ("Cheniere") covering an area of land and waters in western Cameron Parish, Louisiana, including the area covered by the seismic option permit described above ("West Cameron Seismic Project"). The Cheniere Agreement, as amended, provides that Cheniere may receive up to a 50% interest in the West Cameron Seismic Project, based on Cheniere completing its funding of the entire $13.5 million. The Cheniere Agreement provides that Cheniere may discontinue funding and

                      ZYDECO ENERYG, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                                  (UNAUDITED)


     its interest be reduced pro rata based on Projects total cost. At June 30, 1996, the Company had incurred costs of approximately $1,696,582 in connection with the Project. The agreement provides for aggregate payments to Zydeco of $13.5 million to fund the estimated costs of seismic acquisition, including the purchase of seismic rights or lease options on the related onshore acreage of the Project, and to complete data acquisition and processing of a 3D seismic survey of the onshore and offshore areas. At June 30, 1996, Cheniere had advanced $3 million under the Cheniere Agreement, as amended, with payments aggregating $3 million, $4 million and $2.5 million due during the three months ended September 30, 1996, December 31, 1996 and March 31, 1997, respectively. The Company began onshore leasing and seismic permitting in February and commenced seismic operations in August 1996.

5.   INDEBTEDNESS.

     Long-term Obligations. Balances of the Company's long-term obligations at June 30, 1996 and December 31, 1995 consist of the following:


                                            JUNE 30, 1996             DECEMBER 31, 1995
                                        ----------------------      ------------------------
                                          CURRENT   LONG-TERM        CURRENT     LONG-TERM
                                        ---------- -----------      ----------  ------------
     Capital Lease-
      Computer Hardware & Software      $ 167,992   $ 112,700       $ 160,693    $ 157,537


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

     Also, in connection with the Bridge Financing, options to purchase 225,000 outstanding shares of the Company were granted in December 1995 by certain stockholders of the Company from shares owned by them. The options were granted by the stockholders for 150,000 shares to the Bridge Lenders as an inducement to make the Bridge Financing and for 75,000 shares to other Principals in connection with discussions with TN Energy that resulted in the introduction of Zydeco. The aggregate exercise price for all the options granted was approximately $30. The cost of such options was reflected as a financing expense and capital contribution by the Company prior to the Merger.

6.  CONVERTIBLE PREFERRED STOCK AND COMMON STOCK.

     During the six month period ended June 30, 1995, the Company issued 141,001 common shares for nominal consideration. In connection with the Merger, 1,875,000 shares of Common Stock were effectively issued to the shareholders of TN Energy with entries to common stock and additional paid-in capital for $7,971,525, the net assets of TN Energy on the date of the Merger (comprised primarily of cash and marketable securities). The outstanding shares of convertible preferred stock were issued in a $2,500,000 private placement offering completed by Zydeco in December 1994.

     Conversion of Preferred Stock. Shares of Convertible Preferred Stock, par value $.001, were subject to conversion at rate of one share of Common Stock for each share of Convertible Preferred Stock upon, either, (i) the occurrence of a successful public offering or (ii) in the event the closing price for the Common Stock equaled or exceeded $6.50 for a period of 30 consecutive trading days. The price of the Common

                      ZYDECO ENERGY, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                  (UNAUDITED)

     Stock exceeded the minimum price for the required period in June 1996, and, accordingly, the Company exercised its option to convert all shares of Preferred Stock to Common Stock effective July 15, 1996.

     Warrants. In connection with the private placement offering and subject to certain terms and conditions, Zydeco issued or is obligated to issue up to 72,268 Common Stock purchase warrants to the underwriters, each of which entitles the holder to purchase one share of Common Stock at an exercise price of $1.60 per share at any time during the five-year period commencing from the Closing Date, December 2, 1994. The initial value of such warrants issued in connection with the private placement was immaterial. During the six months ended June 30, 1996, warrants were exercised for 29,818 shares of Common Stock, net of 9,575 warrant shares tendered upon exercise.

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

     On December 21, 1993, the Company sold to the underwriters in the Public Offering and their designees, for nominal consideration, the right to purchase up to 150,000 units ("Unit Purchase Option"). The underwriters' units issuable upon the exercise of the Unit Purchase Option are identical to the Units discussed above except that the Public Warrants contained therein expire five years from the effective date of the Public Offering and cannot be redeemed. At June 30, 1996, no Public Warrants or Unit Purchase Options had been exercised.

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

7.  RELATED-PARTY TRANSACTIONS.

     In June 1996, the Company purchased all the working interest in certain unproved properties consisting of five non-producing offshore oil and gas leases from entities beneficially owned or controlled by affiliates (the "Myers Affiliates") of the Company's President and Chief Executive Officer, Mr. Sam B. Myers, Jr. The Company paid $302,464 (represented by Myers as the accumulated cost of the Myers Affiliates in the property interests) for the leases which are located in Bay Marchand Blocks #4 and #5 in state waters offshore Louisiana. The leases are subject to 7.5% backin after payout by the Myers Affiliates. The Myers

                      ZYDECO ENERGY, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                  (UNAUDITED)



     Affiliates also own an aggregate of between 4% and 8% overriding royalty interest in these leases, which interests were owned by the Myers Affiliates prior to this transaction with the Company. In addition, two Vice Presidents and an employee of the Company own an aggregate of approximately 2.2% net revenue interest under the leases. In May 1996, the Company purchased certain proprietary geologic and geophysical data and computer equipment which was being utilized by the Company from a Myers Affiliate for $145,490. Each of the above transactions was approved by the Company's Board of Directors, with Mr. Myers abstaining.

     In September 1995, the Company engaged the services of a law firm, including the services of a partner in the firm who is a relative of an officer and director of the Company. The Company incurred expenses of approximately $99,600 to this firm during six months ended June 30, 1996.

     Zydeco entered into an exchange agreement, dated January 1, 1995, with an entity where certain officers and/or directors are officers and/or directors of the Company, and agreed to provide 3D seismic analysis services in exchange for a license to such data. The value of this exchange was determined by the parties to be $200,000. As this exchange agreement represents an exchange of dissimilar goods, income and expense reflects the gross value of seismic service revenues and related data costs associated with this transaction for the six months ended June 30, 1995.

     Effective January 1, 1995, Zydeco assumed an obligation for office facilities under an operating lease agreement, expiring in March 1997, from an entity where certain officers and/or directors are officers and/or directors of the Company. The lease agreement required base monthly payments of $3,122. In connection with the relocation of the Company's offices in June 1996, the Company bought out the remaining nine month term under this lease for $24,000. Rental expense related to this lease was $9,861 and $9,735 which is included in general and administrative expenses for the six months ended June 30, 1996 and 1995, respectively.

8.  STOCK OPTION PLANS.

     Common Stock was issued in the amount of 1,562 shares during the six months ended June 30, 1996 in connection with stock options exercised under the Company's 1995 Employee Stock Option Plan. Shares exercisable under this Plan aggregated 250,001 shares and no shares at June 30, 1996 and 1995, respectively, with an exercise price of $1.60 per share.

     On January 4, 1996 the Board of Directors approved and adopted the Zydeco Energy, Inc. 1996 Equity Incentive Plan. The Plan authorizes the grant of various stock and stock-related awards to key management and other personnel on the basis of individual and corporate performance. The Plan provides for the granting of stock options to purchase an aggregate of 350,000 shares of Common Stock, which are reserved for such purpose. During the six months ended June 30, 1996, options to purchase 175,000 shares were granted to employees at exercise prices ranging between $6 and $7 per share. At June 30, 1996, no options had been exercised or were exercisable under this Plan. Such options are non-compensatory, vest over a four-year period and terminate no later than ten years after the date of grant unless otherwise determined by the Compensation Committee.

     Also on January 4, 1996, the Board of Directors adopted the 1996 Non-employee Director Stock Option Plan and granted an aggregate of 45,000 shares of Common Stock to three non-employee directors. The options granted become exercisable, one third on April 1, 1997 and one third each of the next two succeeding years. The options were granted at $7, the average of the high and low sales price of the Company's Common Stock on the date of grant. At June 30, 1996, no options had been exercised or were exercised under the Plan. The options terminate no later than ten years after the date of grant. Both of the above plans were approved by the Company's shareholders at the Annual Meeting on July 9, 1996.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, a new standard for accounting for stock-based compensation. This standard

                      ZYDECO ENERGY, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                  (UNAUDITED)


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

9.  SUBSEQUENT EVENT.

     In August 1996, the Company, with the approval of the Board of Directors, purchased non-producing leasehold interests and agreed to participate in the drilling of an exploratory well owned by a Myers Affiliate located in Timbalier Bay in state waters offshore Louisiana. The Company paid $187,500 for a 37.5% working interest in the drilling prospect and advanced estimated dry-hole drilling and completion costs of $924,242. The Myers Affiliates own an aggregate of between 33.1% and 37.25% net revenue interest in the prospect leases and Mr. Myers owns an approximate 1.6% net revenue interest under portions of the leases. The Myers Affiliates are participating in the drilling and completion of the well with a working interest of 41.2% and paid their proportionate share of the estimated cost of drilling and completion of the well. The Myers Affiliates can also back in for 25% of the well after payout. Two of the Company's Vice Presidents also own approximately 2.2% net revenue interest in the prospect leases. Drilling of the well commenced in August 1996.

     In June 1996, the Company exercised its option to convert all outstanding shares of Convertible Preferred Stock to Common Stock effective July 15, 1996 (See "Note 6--Convertible Preferred Stock and Common Stock").

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


GENERAL

     The Company was incorporated in June 1993 as a "special purpose acquisition corporation" for the purpose of raising funds and acquiring an operating business engaged in the energy services industry. In December 1995 the Company acquired Zydeco Exploration, Inc. ("Zydeco") by merger (the "Merger"). Other than its efforts to acquire an energy services business, the Company did not engage in any business activities prior to December 1995. The Company, through its operating subsidiary, Zydeco, is now active as an independent oil and gas exploration company. The Company's operations are subject to a variety of factors, including successful application of 3D seismic evaluation and interpretation expertise to develop potential drilling prospects, profitable exploration and exploitation of such prospects, the ability to joint venture with third parties utilizing the Company's 3D seismic analysis experience and the Company's ability to access capital sources necessary for continued growth. The Company's revenues, profitability and future rate of growth will be substantially dependent upon prevailing prices for natural gas, oil and condensate, which are dependent upon numerous factors beyond the Company's control.

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

On February 7, 1996, the Company entered into a technology agreement with an individual to develop, test and evaluate certain proprietary technology related to 3D seismic processing and imaging ("Technology License Agreement"). The Company committed to providing the test environment including personnel, computing hardware, software and certain data in exchange for an option to receive a license to use the resulting technology worldwide and exclusively in certain coastal areas of the Gulf of Mexico. The Company completed its testing in April 1996 and exercised its option in May 1996 and paid a royalty fee of $40,000. The license provides for annual royalty payments in fixed amounts, except that the Company may elect to terminate the license at any time.

On February 14, 1996, the Company purchased an exclusive seismic option permit from the state of Louisiana covering approximately 51,000 acres of state waters in western Cameron Parish, Louisiana. The Company paid $783,753 for the seismic permit and is required to provide a 3D survey over the area within 18 months.
On April 4, 1996, the Company executed an Exploration Agreement with Cheniere Energy Operating Co., Inc. ("Cheniere") covering an area of land and waters in western Cameron Parish, Louisiana, including the area covered by the seismic option permit described above ("West Cameron Seismic Project"). Cheniere's interest of up to 50% in the Project is conditioned upon receipt of aggregate payments of $13.5 million to fund the estimated costs of seismic acquisition, including the purchase of seismic rights or lease options on the related onshore acreage of the Project, and to complete data acquisition and processing of a 3D seismic survey of the onshore and offshore areas. Cheniere may elect to discontinue funding of the Project, in which case its interest would be reduced pro rata in relation to

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS--(Continued)


total Project costs. The Company began onshore leasing and permitting in February and commenced seismic operations in August 1996.

RESULTS OF OPERATIONS-SECOND QUARTER 1996 COMPARED TO SECOND QUARTER 1995.

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

     For the three months ended June 30, 1996, operations resulted in a net loss of $203,947 ($.04 per share) compared to a net loss of $120,218 ($.03 per share) for the comparable period in 1995. The increase in net loss of $83,729 is comprised of increased revenue of $222,560 and increased expenses of $306,289. Oil and gas sales in second quarter 1996 increased $269,836 compared to second quarter 1995 primarily due to the commencement of new production in December 1995 from a well completed by Bois d' Arc Resources in which the Company has an overriding royalty interest of 4.33% before payout (7.33% after payout). In second quarter 1996, the Company's oil and gas revenue represented production from two wells of 4,523 barrels of oil and 73,742 mcf of natural gas which was sold for prices averaging approximately $22.93 per barrel and $2.73 per mcf, respectively. This compared to second quarter 1995 production from one well of 166 barrels and 18,693 mcf at prices averaging $18.64 per barrel and $1.66 per mcf, respectively. Offsetting the increased oil and gas production were decreases in revenue from seismic services ($68,500) and sales of unproved property interests ($51,198) as compared to the second quarter of 1995. Interest income increased $72,422 as a result of the increase in available cash resulting from the Merger in December 1995. Exploration costs increased in 1996 primarily as a result of increases in delay rentals pertaining to unproved properties. General and administrative expense increased $207,048 primarily as a result of increases related to the increase in employees and personnel related ($112,000) and increases in public company expenses ($84,000). Depletion, depreciation and amortization increased $53,152 primarily due to increased oil and gas production and additions of hardware and software used in connection with the Company's seismic processing activities.

RESULTS OF OPERATIONS-FIRST HALF 1996 COMPARED TO FIRST HALF 1995

     For the first half of 1996, operations resulted in a net loss of $592,513 ($.07 per share) compared to a net loss of $592,761 ($.15 per share) for the comparable period in 1995. This represented increased revenue of $271,677 and increased expenses of $271,429. The loss per share decreased as a result of the additional dilution from shares outstanding which increased due to the shares issued in the Merger. Oil and gas sales in 1996 increased $500,277 primarily due to new production from the well discussed above. In the first half 1996, the Company's oil and gas revenue represented production from two wells of 8,004 barrels of oil and 148,020 mcf of natural gas which was sold for prices averaging approximately $21.50 per barrel and $2.60 per mcf, respectively. This compared to first half 1995 production from one well of approximately 287 barrels and 31,528 mcf at prices averaging $18.20 per barrel and $1.59 per mcf, respectively. Offsetting the increased oil and gas production were decreases in revenue from seismic services ($268,500) and sales of unproved property interests ($51,198) as compared to the second quarter of 1995. Interest income increased $72,422 as a result of the increase in available cash resulting from the Merger in December 1995. Exploration costs increased in second half 1996 primarily as a result of increases in delay rentals pertaining to unproved properties. General and administrative expense increased $617,704 primarily as a result of increases related to the increase in employees and personnel related costs ($278,484) and increases in public company expenses ($268,400). Depletion, depreciation and amortization increased $80,297 primarily due to increased oil and gas production and additions of hardware and software used in connection with the Company's seismic processing activities.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS--(Continued)



LIQUIDITY AND CAPITAL RESOURCES

     The Company has generated funds from a public offering, private equity offering, company operations and cash payments under the Fortune and Cheniere Agreements. Sources of funds include the December 1993 public offering of the Company's Common Stock and Warrants which raised net proceeds, after offering costs, of approximately $7.9 million; the December 1994 offering of the convertible preferred stock by Zydeco with proceeds to the Company, after offering costs, of approximately $2.2 million, and cash payments of $4.8 million advanced in 1995 under the Fortune Agreement. Under the Fortune Agreement, approximately $629,000 represented a direct reimbursement of lease acquisition and seismic expenses previously incurred by the Company. The remainder received from Fortune is required to be used by the Company for leasehold acquisitions and related seismic development on leases in which Fortune has obtained an interest. The Cheniere Exploration Agreement executed in April 1996, provides for funding of $13.5 million of project expenditures. Other sources of capital for the Company include lease financing from computer hardware equipment and software vendors. The Company expects that a significant portion of any additional computer equipment and software acquired by the Company could be financed under vendor lease financing arrangements.

     The Company does not maintain any credit facilities. The Company may in the future explore the possibility of obtaining such a facility in the event the Company increases oil and gas production through the successful completion of oil and gas wells drilled by the Company or as it increases its seismic activities.

The Company expects that capital needs for 1996 will be satisfied through (i) cash on hand (including cash available from liquidation of marketable securities), (ii) cash made available under the Fortune Agreement, and (iii) cash to be made available under the Cheniere Exploration Agreement. Although Cheniere may elect to discontinue its funding at any time, the Company believes that it has adequate internal cash reserves to meet its obligations in connection with the Project. Additional capital needs may be met through additional issuance of equity securities, including the exercise of outstanding warrants and options of the Company, securing additional project partners or the sale of prospects, if any, identified by the project. There can be no assurance that the Company will be successful in securing such partners or funds.

     The Company may use its cash for any general corporate purposes, except for the funds advanced by Fortune and Cheniere which are committed to the project operations for which they were intended.

     The Company currently estimates its capital expenditures for 1996, excluding the costs of the Fortune and Cheniere Projects, at approximately $2.4 million, including $1.6 million for exploration and development, $80,000 for capital costs associated with the Technology License Agreement, $573,000 related to the purchase of computer equipment and software, and $130,000 for office relocation and improvements. At June 30, 1996, the Company had incurred capital expenditures totaling $1,069606. In connection with the West Cameron Seismic Project, the Company's preliminary estimates of costs to complete the two-year project are between $12 million and $15 million. In addition to the Cheniere Exploration Agreement, the Company is currently negotiating with other potential partners which may be required to complete the West Cameron Seismic Project. Other significant additional capital expenditures may include the acquisition of additional oil and gas leases, the drilling of prospects identified on the Company's current portfolio of oil and gas leases, the acquisition of interests in producing wells and other corporate investment opportunities determined by the board to be in the interest of the Company. The amount and timing of these expenditures will be dependent upon numerous factors, including the availability of seismic data, the number and type of drilling prospects identified as a result of the Company's 3D seismic analysis, the terms under which industry partners may participate in the Company prospects and the cost of drilling and completion of wells in the Louisiana Transition Zone and the Timbalier Trench.

     The Company currently maintains a required $300,000 bond in order to hold its present federal oil and gas leases. This bond is collateralized by a United States Treasury Note. In the event the Company determines to act as operator on federal offshore lease or is otherwise required to increase its bonding by federal or state authorities, such additional bonding may require significant amounts of capital as collateral.

     PART II- OTHER INFORMATION

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

          The Company held its 1996 Annual Meeting of Stockholders on July , 1996. At such meeting:

          (i) the board of directors was re-elected in its entirety;

          (ii) an amendment to the Company's Certificate of Incorporation to eliminate classes of directors was approved by the stockholders by a vote of 4,025,356 for and 7,812 against;

          (iii) the Company's 1996 Equity Incentive Plan was approved by the stockholders by a vote of 4,033,168 for and no votes against; and

          (iv) the Company's 1996 Non-employee Director Stock Option Plan was approved by the stockholders by a vote of 4,033,168 for and no votes against.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     (A)  EXHIBITS

       Exhibit
       Number                                    Description
     -----------         -------------------------------------------------------


        10.10            Exploration Agreement between Zydeco Exploration, Inc.
                         and Cheniere Energy Operating Co., Inc. (formerly FX Energy, Inc.) dated April 4, 1996.

        27               Financial Data Schedule


     (B)  REPORTS ON FORM 8-K

          1.     June 27, 1996- Item 5- Other Events

          The registrant reported that it had elected to exercise its option to convert each outstanding share of convertible preferred stock, par value $.001, (the "Preferred Stock") of Zydeco Energy, Inc. ("Zydeco") into one share of Zydeco Common Stock, par value $.001, (the "Common Stock") pursuant to its optional conversion rights in Section 9.B of the Certificate of Designations for the Preferred Stock.

          The conversion is effective July 15, 1996 with holders of shares of Preferred Stock required to exchange their certificates for Common Stock certificates.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ZYDECO ENERGY, INC.



                                /s/ Sam B. Myers, Jr
                                --------------------  --------------------------
                                Sam B. Myers, Jr., Chief Executive Officer and President (Principal Executive Officer)



                                /s/ W. Kyle Willis
                                -----------------------------------------------
                                W. Kyle Willis, Vice President and Treasurer
                                (Principal Financial Officer)


Dated:  August 14, 1996