Form 10-Q
period 1996-09-30
ZYDECO ENERGY INC
filed 1996-11-14
CIK 908246

--------------------------------------------------------------------------------


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

          [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

                             Yes X           No ____
                                ----

As of September 30, 1996, there were 6,593,651 shares of Zydeco Energy, Inc. Common Stock, $.001 par value, issued and outstanding.

--------------------------------------------------------------------------------

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                           Page
                                                                          Number
     PART I.  FINANCIAL INFORMATION

              Item 1.  Consolidated Financial Statements

              Consolidated Balance Sheets.................................... 3

              Consolidated Statements of Operations.......................... 4

              Consolidated Statements of Stockholders' Equity................ 5

              Consolidated Statements of Cash Flows.......................... 6

              Notes to Consolidated Financial Statements..................... 7

              Item 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations................... 14

     PART II. OTHER INFORMATION.............................................. 17


     SIGNATURES.............................................................. 18

                      ZYDECO ENERGY, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                                                   SEPTEMBER 30, 1996      DECEMBER 31, 1995
                                                                                  --------------------    --------------------
                                   ASSETS                                            (Unaudited)
CURRENT ASSETS
     Cash and equivalents                                                          $       6,353,431       $         517,781
     Marketable Securities                                                                 1,788,557              10,938,674
     Oil and gas revenue receivable                                                          357,478                  67,024
     Other receivable                                                                        282,518                  46,546
     Prepaid expenses                                                                         38,065                       -
                                                                                  --------------------    --------------------
          TOTAL CURRENT ASSETS                                                             8,820,049              11,570,025
                                                                                  --------------------    --------------------
Oil & gas propertics, using successful efforts method of accounting
     Proved properties                                                                       300,784                 309,110
     Unproved properties                                                                     496,332                       -
Equipment and sothware, at cost                                                            1,551,551                 789,710
                                                                                  --------------------    --------------------
                                                                                           2,384,667               1,098,820
Less: Accumulated depreciation, depletion and amortization                                  (843,032)               (399,541)
                                                                                  --------------------    --------------------
                                                                                           1,505,635                 699,279
Operation bond and other assets                                                              358,358                 313,101
                                                                                  --------------------    --------------------

TOTAL ASSETS                                                                       $      10,684,042       $      12,582,405
                                                                                  ====================    ====================

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                              $         122,759       $         284,219
     Accrued liabilities                                                                     244,650                 355,833
     Exploration obligations                                                               3,405,847               3,210,477
     Short-term bridge financing notes payable                                                     -                 225,028
     Capital lease obligation-current portion                                                183,601                 160,693
                                                                                  --------------------    --------------------
          TOTAL CURRENT LIABILITIES                                                        3,956,857               4,236,250
                                                                                  --------------------    --------------------

CAPITAL LEASE OBLIGATION                                                                      16,824                 157,537
                                                                                  --------------------    --------------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
     Convertible preferred stock, par value $.001 per share; 1,000,000 shares authorized; 781,255 shares issued and outstanding
     at December 31, 1995                                                                          -                     781
     Common stock, par value $.001 per share; 50,000,000 shares authorized; 7,374,906 and 6,562,530 shares issued; 6,593,651
     and 5,781,275 shares outstanding, respectively                                            7,375                   6,563
     Additional paid-in capital                                                            9,503,943               9,495,053
     Accumulated deficit                                                                  (2,793,705)             (1,306,527
     Less-Treasury stock, at cost; 781,255 shares                                             (7,252)                 (7,252)
                                                                                  --------------------    --------------------
          TOTAL STOCKHOLDERS' EQUITY                                                       6,710,361               8,188,618
                                                                                  --------------------    --------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $      10,684,042       $      12,582,405
                                                                                  ====================    ====================

  The accompanying notes are an integral part of these financial statements.

                      ZYDECO ENERGY, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                           Three Months Ended September 30,  Nine Months Ended September 30,
                                           --------------------------------  -------------------------------
                                                1996         1995               1996            1995
                                           --------------- ----------------  --------------- ---------------
REVENUES
  Oil and gas production                   $       461,038 $         31,735  $     1,017,784 $        88,204
  Gain on sales of unproved leases                       -                -           16,319         117,517
  Seismic services                                       -                -           31,500         300,000
  Interest income                                   58,869           10,354          227,978          38,365
    TOTAL REVENUES                                 519,907           42,089        1,293,581         544,086

EXPENSES
  Lease operating expenses                           6,073           11,492           17,306          16,860
  Exploration and dry hole costs                   681,218                -          719,690         259,368
  Seismic service costs                                  -                -                -         200,000
  General and administrative expenses              535,318          227,125        1,564,400         638,503
  Depreciation, depletion and amortization         181,763           94,770          443,492         276,202
  Interest expenses                                 10,200           16,878           35,871          54,090
                                           --------------- ----------------  --------------- ---------------
    TOTAL EXPENSES                               1,414,572          350,265        2,780,759       1,445,023


NET LOSS                                   $      (894,665)$       (308,176) $    (1,487,178)$      (900,937)
                                           =============== ================  =============== ===============

PER COMMON SHARE AND SHARE EQUIVALENT --
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 AND COMMON SHARE EQUIVALENTS OUTSTANDING        6,472,122        3,906,280        6,027,182       3,733,011
                                           =============== ================  =============== ===============
LOSS PER COMMON EQUIVALENT SHARE           $         (0.14)$          (0.08) $         (0.25)$         (0.24)
                                           =============== ================  =============== ===============

The accompanying notes are an integral part of these financial statements.

                      ZYDECO ENERGY, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                Convertible
                                                              Preferred Stock              Common Stock           Additional
                                                        --------------------------  -------------------------       Paid-in
                                                           Shares        Amount        Shares       Amount          Capital
                                                        --------------------------  -------------------------  ----------------
Balance at December 31, 1994                               781,255      $    781     4,468,777    $   4,469     $   2,195,278

(Unaudited):
Acquisition of treasury stock                                    -             -      (781,255)
Net Loss                                                         -             -             -            -                 -
Private issuance of Common Stock                                 -             -       218,753          219              (175)
                                                        -----------------------------------------------------------------------

Balance at September 30, 1995                              781,255      $    781     3,906,275    $   4,688     $   2,195,103
                                                       ============    ==========   ===========  ===========   ================

Balance at December 31, 1995                               781,255      $    781     5,781,275    $   6,363     $   9,495,053

(Unaudited):
Net Loss                                                         -             -             -            -                 -
Options and warrants exercised for Common Stock                  -             -        31,154           31             8,890
Adjustment for fractional shares paid in cash                    -             -           (33)           -                 -
Conversion of Preferred Stock to Common Stock             (781,255)         (781)      781,255          781                 -
                                                       ------------------------------------------------------------------------
Balance at September 30, 1996                                    -      $      -     6,593,651     $  7,375       $ 9,503,943
                                                       ============    ==========   ===========  ===========   ================

                                                                                                             Total
                                                        Accumulated                Teasury               Stockholders'
                                                          Deficit                   Stock                    Equity
                                                        ------------              ---------             ---------------
Balance at December 31, 1994                            $   (132,881)              $      -              $   2,067,647

(Unaudited):
Acquisition of treasury stock                                      -                 (7,252)             $      (7,252)
Net Loss                                                    (900,937)                     -              $    (900.937)
Private issuance of Common Stock                                   -                      -              $          44
                                                        ---------------------------------------------------------------
Balance at September 30, 1995                           $ (1,033,818)              $ (7,252)             $   1,159,502
                                                        =============             ===========           ===============

Balance at December 31, 1995                            $ (1,306,527               $ (7,252)             $   8,188,618

(Unaudited):
Net Loss                                                  (1,487,178)                     -                 (1,487,178)
Options and warrants exercised for Common Stock                    -                      -                      8,921
Adjustment for fractional shares paid in cash                      -                      -                          -
Conversion of Preferred Stock to Common Stock                      -                      -                          -
                                                        ---------------------------------------------------------------
Balance at September 30, 1996                           $ (2,793,705)              $ (7,252)             $   6,710,361
                                                        =============             ===========           ===============


The accompanying notes are an integral part of these financial statements.

                      ZYDECO ENERGY, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                            -----------------------------------
                                                                1996                   1995
                                                            ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                    $(1,487,178)           $  (900,937)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
  Depreciation, depletion, and amortization                     443,492                276,202
  Gain on sales of unproved leases                              (16,319)              (117,517)
  Exploration and dry hole costs                                719,690                259,368
  Changes in operating assets and liabilities
    (Increase) in oil & gas revenue receivable                 (290,454)               (23,215)
    (Increase) in other current assets                         (274,037)                (5,385)
    (Decrease) in accounts payable                             (161,460)               (81,068)
    Increase (Decrease) in accrued liabilities                 (111,183)               117,036
                                                            ------------           ------------
  NET CASH (USED IN) OPERATING ACTIVITIES                    (1,177,449)              (475,516)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition and exploration of oil and gas properties     $(1,209,459)           $  (421,622)
  Proceeds from the sale of unproved leases                      16,319                150,000
  Cost recovery on exploration agreement                              -                698,675
  Net advance on exploration obligation                       5,000,000              4,000,000
  Expenditures against exploration obligation                (4,805,644)            (1,257,819)
  Purchase of equipment and software                           (761,841)              (325,025)
  Other capital expenditures                                    (42,450)                     -
  Proceeds from sale of marketable securities                 9,150,117                      -
                                                            ------------           ------------
  NET CASH PROVIDED BY INVESTING ACTIVITIES                   7,347,042              2,844,209

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal repayments of short-term Bridge Financing       $  (225,028)           $         -
  Principal payments of capital lease obligations              (117,805)                     -
  Common stock proceeds                                           8,890                     44
                                                            ------------           ------------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          (333,943)                    44
                                                            ------------           ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                   $ 5,835,650            $ 2,368,737

Cash and cash equivalents at beginning of period                517,781                875,927
                                                            ------------           ------------

CASH AND CASH EQUIVALENT AT END OF PERIOD                   $ 6,353,431            $ 3,244,664
                                                            ============           ============

The accompanying notes are an integral part of these financial statements.

                    ZYDECO ENERGY, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                  (Unaudited)

1.   PREPARATION OF INTERIM FINANCIAL STATEMENTS.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles. However, in the opinion of management, these statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position at September 30, 1996, and September 30, 1995, and the results of operations and changes in cash flows for the nine months ended September 30, 1996, and 1995, respectively.
     These financial statements should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

2.   ORGANIZATION AND BUSINESS OPERATIONS.

     Zydeco Energy, Inc. was incorporated in Delaware in June 1993 as a special purpose acquisition corporation under the name TN Energy Services Acquisition Corp. (TN Energy), for the purpose of raising funds and acquiring an operating business engaged in the energy services industry. Other than its efforts to acquire an energy services business, TN Energy did not engage in any business activities prior to December 1995. On December 20, 1995, the Company acquired all the outstanding common stock and preferred stock of Zydeco Exploration, Inc. (Zydeco) pursuant to a merger and changed its name to Zydeco Energy, Inc. As used herein, unless the context indicates otherwise, the term Company refers to Zydeco Energy, Inc. and Zydeco, its wholly-owned subsidiary.

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

     The Company is engaged in acquiring leases, drilling, and producing reserves from those properties utilizing focused geologic concepts and advanced 3D seismic technology. In addition to utilizing advanced 3D seismic technology to evaluate and analyze prospects for the Company, the Company performs advanced geophysical seismic analysis services for third parties. The Companys current focus is to explore for oil and gas in the Louisiana Transition Zone, the region of land and shallow waters within a few miles of the shoreline.

     The Companys future operations are dependent upon a variety of factors, including, but not limited to, successful application of 3D seismic evaluation and interpretation expertise in developing oil and gas prospects, profitable exploitation of future prospects, and the Companys ability to access capital sources necessary for continued growth.

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

                    ZYDECO ENERGY, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                  (Unaudited)

3.   PROPERTY ADDITIONS.

     In February 1996, the Company purchased an exclusive seismic option permit from the state of Louisiana covering approximately 51,000 acres of state waters in western Cameron Parish, Louisiana. The Company paid $783,754 for the seismic permit. Under the Agreement with the state of Louisiana, the Company is obligated to deliver within 18 months a 3D seismic survey over the state acreage included in the permit or pay a penalty equivalent to the initial payment for the permit and/or unspecified damages. In August, the Company commenced operations for a 3D survey project (the "West Cameron Seismic Project") which includes the area covered by the permit and additional contiguous land acreage.

     In February 1996, the Company entered into a technology agreement with an individual to develop, test and evaluate certain proprietary technology related to 3D seismic processing and imaging. The Company committed to providing the test environment including personnel, computing hardware, software and certain data in exchange for an option to receive a license to use the resulting technology in certain exclusive areas of the Gulf of Mexico. The Company completed its testing in April 1996 and exercised its option in May 1996 and paid the first year's royalty fee of $40,000. The Company is utilizing the processing technology in the West Cameron Seismic Project. The license provides for annual royalty payments, at the option of the Company.

     In June 1996, the Company purchased all the working interest in certain unproved properties consisting of five non-producing offshore oil and gas leases from the Myers Affiliates (see "Note 7 ---Related Party Transactions") for $302,464. In May 1996, the Company purchased certain proprietary geologic and geophysical data and computer equipment from a Myers Affiliate for $145,490.

     In August 1996, the Company purchased non-producing leasehold interests and agreed to participate in the drilling of an exploratory well located in Timbalier Bay in state waters offshore Louisiana. The Company paid $187,500 for a 37.5% working interest in the drilling prospect and advanced estimated dry-hole drilling and completion costs of $924,242 to an affiliate of the Company's Chief Executive Officer (see "Note 7 - Related Party Transactions"). Drilling of the well commenced in August 1996 and was abandoned in September 1996 for mechanical reasons without testing the well's primary objectives. The Company charged $657,385 to exploration expense in September in connection with the drilling and abandonment of the well.

4.   EXPLORATION AGREEMENTS.

     Fortune Exploration Agreement- In February 1995, Zydeco entered into an Exploration Agreement (the "Fortune Agreement) with a predecessor of Fortune Petroleum Corporation (Fortune). Under the Fortune Agreement, Fortune advanced $4.8 million in a series of payments to purchase a 50% interest in certain potential prospects (Prospects) owned by the Company and fund the initial development of the potential Prospects. Pursuant to the Fortune Agreement, $628,547 represented a reimbursement of certain of the costs previously incurred by the Company on the potential Prospects. The remaining $4,171,453 is designated to fund all third-party costs of preparing the potential Prospects for evaluation, including lease acquisition, lease maintenance, and the acquisition, processing and interpretation of seismic data. Thereafter, the Fortune Agreement provides that the parties shall bear any additional costs equally. At September 30, 1996, and December 31, 1995, the portion not yet expended is recorded as an exploration obligation and classified as a current liability. Future expenditures incurred on Prospect leads will be charged against the obligation. No expenditures incurred pursuant to the Fortune Agreement will be capitalized by the Company until the parties begin sharing equally in such costs, if any. At September 30, 1996, inception to date expenditures under the Fortune Agreement aggregated approximately $2,020,037, net of undistributed interest earned of $134,526.

     Cheniere Exploration Agreement- In April 1996, the Company executed an Exploration Agreement (the "Cheniere Agreement") with Cheniere Energy Operating Co., Inc. ("Cheniere") covering an area of land

                    ZYDECO ENERGY, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                  (Unaudited)


     and waters in western Cameron Parish, Louisiana, including the area covered by the seismic option permit described above ("West Cameron Seismic Project"). The Cheniere Agreement, as amended, provides that Cheniere may receive up to a 50% interest in the West Cameron Seismic Project, based on Cheniere completing its funding of the entire $13.5 million. The Cheniere Agreement provides that Cheniere may discontinue funding at any time and its interest would then be reduced pro rata based on the West Cameron Seismic Project's total cost. The Company began onshore leasing and seismic permitting in February and commenced seismic operations in August 1996. At September 30, 1996, the Company had incurred costs of approximately $4,374,116 in connection with the West Cameron Seismic Project net of interest earned on the unused project funds ($24,028). The Chemiere Agreement provides for aggregate payments to Zydeco of $13.5 million to fund the estimated costs of seismic acquisition, including the purchase of seismic rights or lease options on the related onshore acreage of the West Cameron Seismic Project, and to complete data acquisition and processing of a 3D seismic survey of the onshore and offshore areas. Effective October 31, 1996, the Company and Cheniere amended the Cheniere Agreement to delay the timing of the remaining payments required to be paid by Cheniere consistent with the Company's current expectations of the timing of costs to be incurred on the Project. At September 30, 1996, Cheniere had advanced $5 million under the Cheniere Agreement, as amended, with the remaining payments due as follows:

          October 31, 1996     $1,000,000*    February 28, 1997    $1,000,000
          November 30, 1996    $2,000,000     March 31, 1997       $1,000,000
          January 31, 1997     $2,000,000     April 30, 1997       $1,500,000

     _______________________________
      *Received October 31, 1996

5.   INDEBTEDNESS.

     Long-term Obligations. Balances of the Companys long-term obligations at September 30, 1996, and December 31, 1995, consist of the following:

                                            September 30, 1996               December 31, 1995
                                      -----------------------------     ----------------------------
                                         Current       Long-term          Current        Long-term
                                      -----------    --------------     -----------    -------------
Capital Lease -
  Computer Hardware & Software         $  183,601         $  16,824      $  160,693       $  157,537

     Bridge Financing. In connection with the Merger, TN Energy entered into a financing arrangement (Bridge Financing) and ultimately borrowed $225,028 from three investors (Bridge Lenders) to finance TN Energys share of legal, accounting and printing costs of the Merger. The notes, including accrued interest at 10%, were repaid in January 1996. In December 1995, in connection with arranging the Bridge Financing, the Company issued to the Bridge Lenders, five-year warrants to purchase, at a purchase price of $5.33 per share, 225,028 shares of Common Stock.

     Also, in connection with the Bridge Financing, options to purchase 225,000 outstanding shares of the Company were granted in December 1995 by certain stockholders of the Company from shares owned by them. Options for 150,000 shares were granted by the stockholders to the Bridge Lenders as an inducement to make the Bridge Financing, and options for 75,000 shares were granted by certain stockholders to other principals in connection with discussions with TN Energy that resulted in the introduction of Zydeco.
     The aggregate exercise price for all the options granted was approximately $30. The cost of such options was reflected as a financing expense and capital contribution by the Company prior to the Merger.

                    ZYDECO ENERGY, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                  (Unaudited)

6.   CONVERTIBLE PREFERRED STOCK AND COMMON STOCK.

     During the nine month period ended September 30, 1995, the Company issued 218,753 common shares for nominal consideration. In connection with the Merger, 1,875,000 shares of Common Stock were effectively issued to the shareholders of TN Energy with entries to common stock and additional paid-in capital for $7,971,525, the net assets of TN Energy on the date of the Merger (comprised primarily of cash and marketable securities). The outstanding shares of convertible preferred stock were issued in a $2,500,000 private placement offering completed by Zydeco in December 1994.

     Conversion of Preferred Stock. Shares of Convertible Preferred Stock, par value $.001, were subject to conversion at a rate of one share of Common Stock for each share of Convertible Preferred Stock upon, either, (i) the occurrence of a successful public offering or (ii) in the event the closing price for the Common Stock equaled or exceeded $6.50 for a period of 30 consecutive trading days. The price of the Common Stock exceeded the minimum price for the required period in June 1996, and, accordingly, the Company exercised its option to convert all shares of Convertible Preferred Stock to Common Stock effective July 15, 1996.

     Warrants. In connection with the original private placement offering and subject to certain terms and conditions, Zydeco issued or is obligated to issue up to 72,268 Common Stock purchase warrants to the underwriters ("Underwriter Warrants"), each of which entitles the holder to purchase one share of Common Stock at an exercise price of $1.60 per share at any time during the five-year period commencing from the Closing Date, December 2, 1994. The initial value of such warrants issued in connection with the private placement was immaterial. During the nine months ended September 30, 1996, warrants were exercised for 29,592 shares of Common Stock, net of 9,575 warrant shares tendered upon exercise leaving 33,101 Underwriter Warrants outstanding.

     On December 21, 1993, the Company sold 1,500,000 units (Units) in its initial public offering (Public Offering). Each Unit consists of one share of the Companys Common Stock, $.001 par value, and two Redeemable Common Stock Purchase Warrants (Public Warrants). Each Public Warrant entitles the holder to purchase, during the period commencing on the later of the consummation by the Company of a Business Combination or one year from the effective date of the Public Offering and ending seven years from the effective date of the Public Offering, from the Company one share of Common Stock at an exercise price of $5.50. The Public Warrants will be redeemable at a price of $.01 per warrant upon 30 days notice at any time, only in the event that the last sale price of the Common Stock is at least $10.00 per share for 20 consecutive trading days ending on the third day prior to date on which notice of redemption is given.

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

     On December 21, 1993, the Company sold to the underwriters in the Public Offering and their designees, for nominal consideration, the right to purchase up to 150,000 units (Unit Purchase Option). The underwriters units issuable upon the exercise of the Unit Purchase Option are identical to the Units discussed above except that the Public Warrants contained therein expire five years from the effective date of the Public Offering and cannot be redeemed. At June 30, 1996, no Public Warrants or Unit Purchase Options had been exercised.

     Treasury Stock. Treasury stock is recorded at cost and represents the value of 781,255 common shares purchased in January 1995 from an officer of the Company in consideration for an overriding royalty

                    ZYDECO ENERGY, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                  (Unaudited)


     interest in certain properties in which the Company had an interest at the time of the treasury stock purchase.

     The Company had no proved reserves at the time of the transaction. The cost of treasury stock of $7,252 was determined on the basis of a pro-rata allocation of the Companys accumulated cost in unproved properties at the time of the transaction in comparison to the net revenue interest transferred.

7.   RELATED-PARTY TRANSACTIONS.

     In June 1996, the Company, with the approval of the Board of Directors (Mr. Sam B. Myers, Jr. abstaining), purchased all the working interest in certain unproved properties consisting of five non-producing offshore oil and gas leases from entities beneficially owned or controlled by affiliates (the "Myers Affiliates") of the Company's Chief Executive Officer, Mr. Sam
     B. Myers, Jr. The Company paid $302,464 (represented by the Myers Affiliate as its accumulated cost in the property interests) for the leases which are located in Bay Marchand Blocks #4 and #5 in state waters offshore Louisiana. The leases are subject to 7.5% back-in after payout by the Myers Affiliates. The Myers Affiliates also own an aggregate of between 4% and 8% overriding royalty interest in these leases, which interests were owned by the Myers Affiliates prior to this transaction with the Company. In addition, two Vice Presidents and an employee of the Company own overriding royalty interests aggregating approximately 2.2% net revenue interest under the leases. In May 1996, the Company purchased certain proprietary geologic and geophysical data and computer equipment which was being utilized by the Company from a Myers Affiliate for $145,490.

     In August 1996, the Company, with the approval of the Board of Directors (Mr. Sam B. Myers, Jr. abstaining), purchased non-producing leasehold interests and agreed to participate in the drilling of an exploratory well owned by a Myers Affiliate located in Timbalier Bay in state waters offshore Louisiana. The Company paid $187,500 for a 37.5% working interest in the drilling prospect and advanced estimated dry-hole drilling and completion costs of $924,242. The Myers Affiliate owns an aggregate of between 33.1% and 37.25 % net revenue interest in the prospect leases and Mr. Myers owns an approximate 1.6% net revenue interest under portions of the leases. The Myers Affiliates participated in the well with a working interest of 41.2% and paid their proportionate share of the estimated cost of drilling and abandonment costs of the well. The Myers Affiliates can also back-in for 25% of Zydeco's working interest after payout. Two of the Company's Vice Presidents also own approximately 2.2% net revenue interest in the prospect leases. Drilling of the well commenced in August 1996 and was abandoned in September 1996 for mechanical reasons without testing the well's primary objectives. The Company and its partners are continuing to evaluate the exploration alternatives of this prospect. The Company charged $657,385 to exploration expense in September in connection with the drilling and abandonment of the well and at September 30, 1996, had a receivable due from the Myers Affiliate of $266,857, subject to a final accounting of the well's actual expenses.

     In September 1995, the Company engaged the services of a law firm, including the services of a partner in the firm who is a relative of an officer and director of the Company. The Company incurred expenses of approximately $56,550 and $113,676 to this firm during the nine months ended September 30, 1996, and 1995, respectively.

     Zydeco entered into an exchange agreement, dated January 1, 1995, with an entity where certain officers and/or directors are officers and/or directors of the Company, and agreed to provide 3D seismic analysis services in exchange for a license to such data. The value of this exchange was determined by the parties to be $200,000. As this exchange agreement represents an exchange of dissimilar goods, income and expense reflects the gross value of seismic service revenues and related data costs associated with this transaction for the nine months ended September 30, 1995.

     Effective January 1, 1995, Zydeco assumed an obligation for office facilities under an operating lease agreement, expiring in March 1997, from a Myers Affiliate where certain officers of the Company were, at

                    ZYDECO ENERGY, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                  (Unaudited)

     the time, also officers and/or directors of the Myers Affiliate. The lease agreement required base monthly payments of $3,122. In connection with the relocation of the Company's offices in June 1996, the Company bought out the remaining nine month term under this lease for $24,615. Rental expense related to this lease was $20,273 and $40,585 which is included in general and administrative expenses for the nine months ended September 30, 1996, and 1995, respectively.

8.   STOCK OPTION PLANS.

     Common Stock was issued in the amount of 1,562 shares during the nine months ended September 30, 1996, in connection with stock options exercised under the Company's 1995 Employee Stock Option Plan. Shares exercisable under this Plan aggregated 501,564 shares and 251,564 shares at September 30, 1996, and 1995, respectively, with an exercise price of $1.60 per share.

     On January 4, 1996 the Board of Directors approved and adopted the Zydeco Energy, Inc. 1996 Equity Incentive Plan. The Plan authorizes the grant of various stock and stock-related awards to key management and other personnel on the basis of individual and corporate performance. The Plan provides for the granting of stock options to purchase an aggregate of 350,000 shares of Common Stock, which are reserved for such purpose.
     During the nine months ended September 30, 1996, options to purchase 175,000 shares were granted to employees at exercise prices ranging between $6 and $7 per share. At September 30, 1996, no options had been exercised or were exercisable under this Plan. Such options are non-compensatory, vest over a four-year period and terminate no later than ten years after the date of grant unless otherwise determined by the Compensation Committee.

     Also on January 4, 1996, the Board of Directors adopted the 1996 Non-employee Director Stock Option Plan and granted an aggregate of 45,000 shares of Common Stock to three non-employee directors. The options granted become exercisable, one third on April 1, 1997 and one third each of the next two succeeding years. The options were granted at $7, the average of the high and low sales price of the Company's Common Stock on the date of grant. At September 30, 1996, no options had been exercised or were exercisable under the Plan. The options terminate no later than ten years after the date of grant. Both of the above plans were approved by the Company's shareholders at the Annual Meeting on July 9, 1996.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, a new standard for accounting for stock-based compensation. This standard established a fair-value based method of accounting for stock options awarded after December 31, 1995 and encourages companies to adopt SFAS No. 123 in place of the existing accounting method, which requires expense recognition only in situations where stock compensation plans award intrinsic value to recipients at the date of grant. Companies that do not follow SFAS No. 123 for accounting purposes must make annual pro forma disclosures of its effects. Adoption of the standard is required in 1996, although earlier implementation is permitted. The Company does not intend to adopt SFAS No. 123 for accounting purposes; however, it will make annual pro forma disclosures of its effects commencing in 1996.

9.   SUBSEQUENT EVENTS.

     Effective October 31, 1996, the Company and Cheniere amended the Cheniere Agreement to delay the timing of the remaining payments required to be paid by Cheniere consistent with the Company's current expectations of the timing of costs to be incurred on the Project (see "Note 4 -- Exploration Agreements"). Also on October 31, 1996, Cheniere paid the $1 million payment due for such date under the revised payment schedule.

     In October 1996, the Company granted options to purchase 220,000 shares of Common Stock at $5 per share under the 1996 Equity Incentive Plan to two employees, including the Company's new President. The grants are 45,000 shares in excess of the 175,000 shares authorized and available for grant, and,

                    ZYDECO ENERGY, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                  (Unaudited)

     accordingly, the excess grants are subject to shareholder approval of an increase in the total authorized for the 1996 Equity Incentive Plan.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

GENERAL.

     The Company was incorporated in June 1993 as a special purpose acquisition corporation for the purpose of raising funds and acquiring an operating business engaged in the energy services industry. In December 1995 the Company acquired Zydeco Exploration, Inc. ("Zydeco") by merger (the "Merger"). Other than its efforts to acquire an energy services business, the Company did not engage in any business activities prior to December 1995. The Company, through its operating subsidiary, Zydeco, is now active as an independent oil and gas exploration company. The Companys operations are subject to a variety of factors, including successful application of 3D seismic evaluation and interpretation expertise to develop potential drilling prospects, profitable exploration and exploitation of such prospects, the ability to joint venture with third parties utilizing the Company's 3D seismic analysis experience and the Companys ability to access capital sources necessary for continued growth. The Companys revenues, profitability and future rate of growth will be substantially dependent upon prevailing prices for natural gas, oil and condensate, which are dependent upon numerous factors beyond the Companys control.

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

     On December 20, 1995, TN Energy Acquisition, the Companys wholly-owned subsidiary, merged with and into Zydeco. For accounting purposes, the Merger was treated as a recapitalization of Zydeco with Zydeco as the acquiror, or a reverse acquisition, based upon Zydecos officers and directors assuming management control of the resulting entity and Zydeco Exploration's stockholders receiving value and ownership interest exceeding that received by the TN Energy stockholders. Under this accounting treatment, the historical financial statements of Zydeco prior to the Merger have become those of the Company.

     On February 7, 1996, the Company entered into a technology agreement with an individual to develop, test and evaluate certain proprietary technology related to 3D seismic processing and imaging ("Technology License Agreement"). The Company committed to providing the test environment including personnel, computing hardware, software and certain data in exchange for an option to receive a license to use the resulting technology worldwide and exclusively in certain coastal areas of the Gulf of Mexico. The Company completed its testing in April 1996 and exercised its option in May 1996 and paid a royalty fee of $40,000. The Technology License Agreement provides for annual royalty payments in fixed amounts, except that the Company may elect to terminate the license at any time.

     On February 14, 1996, the Company purchased an exclusive seismic option permit from the state of Louisiana covering approximately 51,000 acres of state waters in western Cameron Parish, Louisiana. The Company paid $783,754 for the seismic permit and is required to provide a 3D survey over the area within 18 months. On April 4, 1996, the Company executed an Exploration Agreement (the "Cheniere Agreement") with Cheniere Energy Operating Co., Inc. ("Cheniere") covering an area of land and waters in western Cameron Parish, Louisiana, including the area covered by the seismic option permit described above ("West Cameron Seismic Project"). Cheniere's interest of up to 50% in the West Cameron Seismic Project is conditioned upon payment of an aggregate of $13.5 million to fund the estimated costs of seismic acquisition. Such costs include the purchase of seismic rights or lease options on the related onshore acreage of the West Cameron Seismic Project, and data acquisition and processing of a 3D seismic survey of the onshore and offshore areas. Cheniere may elect to discontinue funding of the Project at any time, in which case its interest would be reduced pro rata in relation to total project costs. As of November 12, 1996, Cheniere has made payments of $6,000,000 under the Cheniere

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Agreement. The Company and Cheniere have amended to the Cheniere Agreement to delay the scheduled advance by Cheniere (see "Liquidity and Capital Resources" below). The Company began onshore leasing and permitting in February and commenced seismic operations in August 1996.

RESULTS OF OPERATIONS-THIRD QUARTER 1996 COMPARED TO THIRD QUARTER 1995.

     During 1996 and 1995, the Company's primary operations consisted of the acquisition of federal and state oil and gas leases, the acquisition of 3D seismic analysis hardware and software, and the purchase of an interest in a gas well which commenced production in January 1995, the farmout of two leases (one of which resulted in commercial production commencing in December 1995) and a one-eighth participation in the drilling of an exploratory well, which resulted in a dry-hole. Due to its limited operations and because Zydeco had completed only one full fiscal year prior to 1996, analysis of comparable interim periods prior to 1995 is not meaningful.

     For the three months ended September 30, 1996, operations resulted in a net loss of $894,665 ($.14 per share) compared to a net loss of $308,176 ($.08 per share) for the comparable period in 1995. The increase in net loss of $586,489 is comprised of increased revenue of $477,818 and increased expenses of $1,064,307. Oil and gas sales in third quarter 1996 increased $429,303 compared to third quarter 1995 primarily due to the commencement of new production in December 1995 from a well completed by Bois d' Arc Resources in which the Company has an overriding royalty interest of 7.33% after payout (4.33% before payout). Payout on this well occurred during the second quarter of 1996. In third quarter 1996, the Company's oil and gas revenue represented production from two wells of 7,966 barrels of oil and 119,359 mcf of natural gas which was sold for prices averaging approximately $21.34 per barrel and $2.44 per mcf, respectively. This compared to third quarter 1995 production from one well of 190 barrels and 21,084 mcf at prices averaging $17.00 per barrel and $1.46 per mcf, respectively. Interest income increased $48,515 as a result of the increase in available cash resulting from the Merger in December 1995. Exploration costs increased $681,218 in 1996 primarily as a result of the drilling and abandonment of an exploratory well in Timbalier Bay, Louisiana ($657,385). General and administrative expense increased $308,193 primarily as a result of increases in (i) office expenses related to the company's office relocation in June 1996 ($97,660), (ii) the increase in employees and related personnel costs ($110,077), and (iii) increases in public company expenses ($82,186). Depletion, depreciation and amortization increased $86,993 primarily due to increased oil and gas production and additions of computer hardware and software used in connection with the Company's seismic processing activities.

RESULTS OF OPERATIONS-FIRST NINE MONTHS 1996 COMPARED TO FIRST NINE MONTHS 1995.

     For the first nine months of 1996, operations resulted in a net loss of $1,487,178 ($.25 per share) compared to a net loss of $900,937 ($.24 per share) for the comparable period in 1995. This represented increased revenue of $749,495 and increased expenses of $1,335,736. The loss per share was also affected by the increase in weighted average shares outstanding as a result of the additional dilution from shares issued in the Merger. Oil and gas sales in 1996 increased $929,580 primarily due to new production from the well discussed above. In the first nine months 1996, the Company's oil and gas revenue represented production from two wells of 15,970 barrels of oil and 267,379 mcf of natural gas which was sold for prices averaging approximately $21.42 per barrel and $2.53 per mcf, respectively. This compared to first nine months 1995 production from one well of approximately 477 barrels and 52,612 mcf at prices averaging $17.72 per barrel and $1.54 per mcf, respectively. Offsetting the increased oil and gas production were decreases in revenue from seismic services ($268,500) and sales of unproved property interests ($101,198) as compared to the first nine months of 1995. Interest income increased $189,613 as a result of the increase in available cash resulting from the Merger in December 1995. Exploration costs increased $460,322 in the first nine months of 1996 primarily as a result of the drilling and abandonment of the exploratory well discussed above. Also during the first nine months of 1995, the Company incurred dry hole costs of $259,368 related to the plugging and abandonment of a well drilled by North Central Oil Corporation in which Zydeco participated. General and administrative expense increased $925,897 primarily as a result of increases in
(i) office expenses related to the company's office relocation in June 1996 ($142,563), (ii) the increase in employees and related personnel costs ($387,952), and (iii) increases in public company expenses ($350,565). Depletion, depreciation and amortization increased $167,290 primarily due to increased oil and gas production and additions of computer hardware and software used in connection with the Company's seismic processing activities.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES.

     The Company has generated funds from a public offering, private equity offering, company operations and cash payments under the Fortune and Cheniere Agreements. The Company may use its cash for any general corporate purposes, except for the funds advanced by Fortune and Cheniere which are committed to the project operations for which they were intended. Sources of funds include the December 1993 public offering of the Companys Common Stock and Warrants which raised net proceeds, after offering costs, of approximately $7.9 million; the December 1994 offering of the convertible preferred stock by Zydeco with proceeds to the Company, after offering costs, of approximately $2.2 million, and cash payments of $4.8 million advanced in 1995 under the Fortune Agreement. The Cheniere Agreement executed in April 1996, provides for funding of $13.5 million of project expenditures of which $6,000,000 had been advanced through October 31, 1996. The parties have amended the Cheniere Agreement effective October 31, 1996, to delay the timing of the remaining payments required to be paid by Cheniere consistent with the Company's current expectations of the timing of the costs to be incurred on the Project. The Company currently anticipates that the survey contractor will not complete the seismic survey until late in the first quarter of 1997. The Company has consistently paid for all project costs as incurred under the Cheniere Agreement, including the prepayment of long-term leases of computer hardware and software to be utilized in the processing of the seismic data. At September 30, 1996, the Company had prepaid hardware and software leases aggregating $960,575 to secure more attractive pricing, discounts and terms from its vendors.

     The Company does not maintain any credit facilities. The Company may in the future explore the possibility of obtaining such a facility in the event the Company increases oil and gas production through the successful completion of oil and gas wells drilled by the Company or as it increases its seismic activities.

     The Company expects that capital needs for 1996 will be satisfied through cash on hand (including cash available from liquidation of cash equivalents and marketable securities)and cash available under the Fortune Agreement and the Cheniere Agreement. Although Cheniere may elect to discontinue its funding at any time, the Company believes that it has adequate internal cash reserves to meet its obligations in connection with the West Cameron Seismic Project. The Company has the ability to reduce the size of the survey area under its contract with the survey contractor and thereby limit certain costs of the West Cameron Seismic Project. Additional capital needs may be met through additional issuance of equity securities, including the exercise of outstanding warrants and options of the Company, securing additional project partners or the sale of prospects, if any, identified by the projects. There can be no assurance that the Company will be successful in securing such partners or funds.

     The Company currently estimates only limited capital expenditures for the remainder of 1996, excluding the costs of the Fortune and Cheniere projects. At September 30, 1996, the Company had incurred capital expenditures (excluding exploration joint venture expenditures) aggregating $2,013,749. In connection with the West Cameron Seismic Project, the Company currently estimates costs to complete the two-year project at approximately $15 million. Other significant additional capital expenditures may include the acquisition of additional oil and gas leases, the drilling of prospects identified on the Companys current portfolio of oil and gas leases, the acquisition of interests in producing wells and other corporate investment opportunities determined by the board to be in the interest of the Company. The amount and timing of these expenditures will be dependent upon numerous factors, including the availability of seismic data, the number and type of drilling prospects identified as a result of the Companys 3D seismic analysis, the terms under which industry partners may participate in the Company prospects and the cost of drilling and completion of wells in the Louisiana Transition Zone and the Timbalier Trench.

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

PART II- OTHER INFORMATION

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

              (a) The Company held its 1996 Annual Meeting of Stockholders on July 9, 1996. At the meeting, the Board of Directors was re-elected in its entirety.

              (b)  Other matters voted upon at the meeting:

                   1. an amendment to the Company's Certificate of Incorporation to eliminate classes of directors was approved by the stockholders by a vote of 4,025,356 for and 7,812 against;

                   2. the Company's 1996 Equity Incentive Plan was approved by the stockholders by a vote of 4,033,168 for and no votes against; and

                   3. the Company's 1996 Non-employee Director Stock Option Plan was approved by the stockholders by a vote of 4,033,168 for and no votes against.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

              (A)    EXHIBITS.
                       Exhibit
                       -------
                       Number                          Description
                       ------                          -----------

                       10.11 Master Geophysical Data Acquisition Agreement dated June 12, 1996, (executed August 5, 1996) between Zydeco Exploration, Inc. and Grant Geophysical, Inc.

                       10.12 Second Amendment to the Exploration Agreement between Zydeco Exploration, Inc. and Cheniere Energy Operating Co., Inc. (formerly FX Energy, Inc.) dated August 5, 1996

                       10.13 Third Amendment to the Exploration Agreement between Zydeco Exploration, Inc. and Cheniere Energy Operating Co., Inc. (formerly FX Energy, Inc.) dated October 31, 1996

                       27        Financial Data Schedule

              (B)    REPORTS ON FORM 8-K.

                     None

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ZYDECO ENERGY, INC.


                                          /s/ Sam B. Myers, Jr.
                                        ----------------------------------------
                                          Sam B. Myers, Jr., Chief Executive
                                          Officer
                                          (Principal Executive Officer)


                                          /s/ W. Kyle Willis
                                        ----------------------------------------
                                          W. Kyle Willis, Vice President and
                                          Treasurer
                                          (Principal Financial Officer)

Dated:  November 14, 1996