Form 10-K
period 1996-12-31
ZYDECO ENERGY INC
filed 1997-03-21
CIK 908246

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

       [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER  31, 1996

                                       OR

       [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM __________ TO __________

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

                    1710 TWO ALLEN CENTER, 1200 SMITH STREET
                                 HOUSTON, TEXAS
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                     77002
                                   (ZIP CODE)

                                 (713) 659-2222
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         Common Stock, $.001 par value
                 Warrants to Purchase One Share of Common Stock
         Units Consisting of One Share of Common Stock and Two Warrants
                                (TITLE OF CLASS)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K ((S) 229.405 under the Securities Exchange Act of
1934) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _______

       As of March 5, 1997, there were 6,593,650 shares of Zydeco Energy, Inc. Common Stock, $.001 par value, issued and outstanding, 2,753,433 of which, having an aggregate market value of approximately $18,586,000, were held by non-affiliates of the registrant (affiliates being, for these purposes only, directors, executive officers, and holders of more than 5% of the registrant's Common Stock).

                      DOCUMENTS INCORPORATED BY REFERENCE

       Part III, Items 10 through 13 are incorporated from the registrant's definitive Proxy Statement to be filed in connection with its Annual Meeting to be held on May 15, 1997.

                               TABLE OF CONTENTS

                                                                           PAGE
                                         Part I

Item 1.  Business
           The Company.....................................................   1
           History.........................................................   1
           Business Strategy...............................................   1
           Louisiana Transition Zone and Other Areas of Interest...........   2
           Fortune Exploration Agreement...................................   3
           West Cameron Seismic Project....................................   4
           Cheniere Exploration Agreement..................................   4
           Proprietary Rights and Licenses.................................   5
           Competition and Markets.........................................   5
           Governmental Regulation.........................................   5
           Operational Risks and Insurance.................................   8
           Risk Factors....................................................   8
           Employees.......................................................  10
Item 2.  Properties........................................................  10
           Prospects and Leases............................................  10
           Drilling Activities.............................................  12
           Oil and Gas Reserves............................................  12
           Statistical Information - Oil and Gas Properties................  13
Item 3.  Legal Proceedings.................................................  14
Item 4.  Submission of Matters to a Vote of Security Holders...............  15

                               Part II

Item 5.  Market for Registrant's Common Equity and Related
           Stockholder Matters.............................................  15
Item 6.  Selected Financial Data...........................................  15
Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................  16
           General.........................................................  16
           Results of Operations - 1996 Compared to 1995...................  18
           Results of Operations - March 17, 1994, to December 31, 1995....  19
           Liquidity and Capital Resources.................................  20
           Forward Looking Statements......................................  21
Item 8.  Financial Statements and Supplementary Data.......................  21
Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure.............................  21

                                    Part III

Item 10. Directors and Executive Officers of the Registrant................  21
Item 11. Executive Compensation............................................  22
Item 12. Security Ownership of Certain Beneficial Owners and Management....  22
Item 13. Certain Relationships and Related Transactions....................  22

                                    Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 10-K..  22

                                    PART  I

     When used in this document, the words "anticipate," "believe," "expect," "estimate," "project," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated, or projected. For additional discussion of such risks, uncertainties, and assumptions, see "Item 1. Business--Risk Factors" included elsewhere in this report.


ITEM 1.        BUSINESS

THE COMPANY

     Zydeco Energy, Inc. ("Zydeco Energy") is an independent oil and gas exploration company engaged in identifying oil and gas prospects, acquiring leases, drilling, and producing reserves utilizing focused geologic concepts and advanced 3D seismic and computer-aided exploration ("CAEX") technology. The Company's efforts are focused primarily in the Louisiana Transition Zone and, to a lesser extent, the Timbalier Trench. The "Louisiana Transition Zone" encompasses the region of land and shallow water within a few miles of the coastline of Louisiana. The Timbalier Trench is an ancestral channel of the Mississippi River in the Gulf of Mexico. The Louisiana Transition Zone and the Timbalier Trench are geologically complex trends in which large oil and natural gas reserves have been discovered. The Company believes that use of innovative and advanced 3D seismic technology, including structural and stratigraphic imaging and attribute analysis, reduces the exploration risk in these areas. Accordingly, the use of innovating 3D seismic technology is an integral component of the Company's business strategy.

     As used herein, unless the context indicates otherwise, the term "Company" refers to Zydeco Energy and its operating subsidiary, Zydeco Exploration, Inc. ("Zydeco"). The Company's principal executive office is located at 1710 Two Allen Center, 1200 Smith Street, Houston, Texas 77002, and its telephone number is (713) 659-2222.

HISTORY

     The Company was incorporated in June 1993 as a "special purpose acquisition corporation" under the name "TN Energy Services Acquisition Corp." ("TN Energy"). TN Energy was formed for the purpose of raising funds and acquiring an operating business engaged in the energy services industry. In December 1995, TN Energy acquired Zydeco and changed its name to "Zydeco Energy, Inc." Other than its efforts to acquire an energy services business, TN Energy did not engage in any business activities prior to December 1995. The Company is now active as an independent oil and gas exploration and production company. Zydeco was formed and commenced operations in March 1994. Prior to its acquisition by TN Energy, Zydeco acquired equipment, software, and personnel necessary for enhanced 3D seismic analysis and had commenced acquiring and analyzing seismic data and acquiring oil and gas leases and interests in wells.

     The acquisition by merger of Zydeco (the "Merger") was treated as a reverse acquisition for accounting purposes with Zydeco as the acquiror and TN Energy as the acquiree based upon Zydeco's officers and directors assuming management control of the resulting entity and the then current Zydeco stockholders receiving value and ownership interests exceeding that received by TN Energy stockholders. The effect of the Merger for accounting purposes was treated as if Zydeco issued additional capital stock to TN Energy shareholders for cash.

BUSINESS STRATEGY

     GENERAL. The Company's primary business strategy is to achieve reserve growth by utilizing enhanced 3D seismic technology to explore for, acquire, and develop high reserve potential prospects located in the Louisiana Transition Zone and the Timbalier Trench. In addition, the Company may acquire and develop other selected properties in the Gulf Coast region and elsewhere that are characterized by relatively low initial investment, high reserve potential, close proximity to existing or proposed pipeline infrastructure, and the availability of existing well and other technical data. To a lesser extent, the Company may evaluate, acquire, and operate producing properties that have the potential for increased production through workovers, recompletions, and developmental drilling that similarly can be evaluated by the Company through utilization of advanced 3D seismic technology.

     IDENTIFICATION OF PROSPECTS. To capitalize on the economic opportunities that it believes exist in the Louisiana Transition Zone and in the Timbalier Trench, the Company has acquired undeveloped oil and gas leases and commenced identifying potential prospects in those areas for further evaluation. These potential prospects have been identified by licensing certain 2D and 3D seismic data, processing or reprocessing such seismic data, correlating the seismic data with subsurface well control and historical production data from similar properties, and analyzing all such available data through enhanced 3D structural and stratigraphic imaging and attribute analysis techniques. The undeveloped leases and other leasing and drilling activity are described in Item 2 of this Report; to the extent required or appropriate, the response to Item 2 is incorporated in this Item 1.

     The Company is executing its business strategy by (i) shooting, acquiring, and/or processing seismic data, (ii) acquiring leases or options for leases of land, (iii) subsequently utilizing enhanced 3D seismic technology to determine which of the leases or options include prospects suitable for drilling, and (iv) exploring and developing prospects suitable for development by the Company or through farmout or other arrangements with industry partners. The Company may also acquire and operate producing properties.

     The Company is continuing to develop and expand its 3D seismic expertise and capabilities through acquisition of generally available hardware and software, development of in-house capabilities and, when appropriate, collaboration with individuals and other companies in the development of 3D seismic technologies. The Company may market its enhanced 3D seismic capability to other domestic and international oil and gas companies for consideration, which may be in the form of a property interest.

     In its exploration and development efforts, the Company intends to pursue commercial joint ventures with strategic industry partners in order to (i) outsource all non-essential and less-profitable operations related to the drilling, completion, operation, and abandonment of the Company's properties and
(ii) utilize the bonding and insurance capabilities of "bond exempt" partners in order to be able to purchase leases and drill wells in the offshore federal domain without having to collateralize these activities with the substantial bonding and insurance amounts required pursuant to recent federal legislation.

     EXPLORATION AND DEVELOPMENT AGREEMENTS. After evaluation of prospects primarily through the use of enhanced 3D seismic technology and subject to the availability of additional working capital, the Company expects to participate for a 12.5% to 50% working interest in the drilling of test wells upon the prospects that it deems worthy of further drilling evaluation. The Company intends to drill most wells under turnkey contracts with recognized and well capitalized industry contractors so as to maintain proper and effective management of its drilling operations by limiting the costs thereof to a fixed turnkey price irrespective of the actual costs incurred by the contractor. This practice should protect the Company from significant cost overruns attributable to down hole drilling problems and the legal liabilities resulting therefrom. However, since the recent increase in drilling activity, especially in the Gulf of Mexico, turnkey contracts are more difficult to obtain.

LOUISIANA TRANSITION ZONE AND OTHER AREAS OF INTEREST

     GENERAL. The Company has identified and is evaluating numerous potential prospects offshore in the Louisiana Transition Zone and the Timbalier Trench, the Company's principal areas of concentration. As detailed in Item 2 of this Report, leases have been obtained on many of these potential prospects. The Company has participated, through either farmouts or direct drilling participation, in drilling three of the prospects as discussed in Item 2 and has purchased a minority production interest in a well in the Louisiana Transition Zone. The Company's other drilling activities are subject to the completion of its analysis of various seismic and other data with respect to these potential prospects. While the Company believes that these prospects could have the potential to produce oil and gas reserves and, ultimately, revenues, no assurance can be given that the drilling of exploratory wells on any of the potential prospects will occur or will result in the discovery of commercial quantities of oil and natural gas.

     LOUISIANA TRANSITION ZONE. The Louisiana Transition Zone is a narrow trend paralleling the coastline of Louisiana. It is approximately six miles wide (three miles on either side of the beach) and extends approximately 300 miles from the Sabine River eastward to the Bird's Foot Delta of the Mississippi River. Water depths range from 0 to 40 feet in the areas of the Company' s prospects. The Louisiana Transition Zone contains the Miocene Trend which has produced many of the largest oil and gas fields developed in the continental United States and its territorial waters. Objectives within the Miocene Trend have excellent reservoir characteristics and have historically exhibited multiple pay zones, which allow a single strategically placed well bore to drain multiple reservoirs. The western portion of the Louisiana Transition Zone contains the gas prolific Planulina sands.

     The Louisiana Transition Zone is populated with salt domes with numerous radial and tangential faults surrounding the salt domes. The use of advanced 3D seismic technology is essential to the exploration of such salt features and fault blocks. There are relatively few 3D surveys within the Louisiana Transition Zone because of the relatively high cost of such surveys compared to land or deepwater surveys. The high cost is a result of the combinations of land and marine recordings necessary across the marshlands, bays, highland, and open water areas. Different types of sources and receivers have been required for a true transition survey over the beach area which complicates the processing and quality control of a seismic survey. Seismic activity has also been limited due to surf related noise and wildlife sanctuaries. Leases in this area are controlled by sophisticated land owners onshore and the State of Louisiana within three miles of the beach offshore. Permits for 3D acquisition require the consent of all landholders and all leaseholders. (These consents are not required in Federal waters.) Thus, seismic contractors have not been able to easily conduct speculative 3D surveys due to the difficulty of permitting acreage here. Due to these limitations, this zone is considered a "seismically blind" area and is thus reflected on virtually every onshore and offshore 2D seismic coverage map for the State of Louisiana as an area of "no seismic coverage." Given this low level of historical exploration and the high recovery factors characterizing the Louisiana Transition Zone, the Company believes that this zone has the potential for containing substantial undeveloped oil and gas reserves. Many of these prospective areas in the Louisiana Transition Zone are located in shallow waters near existing pipeline infrastructure. As a result, reserves underlying these areas are generally less costly to develop and connect to pipeline infrastructure than reserves in deeper water areas.

     TIMBALIER TRENCH. The Timbalier Trench is a narrow, circuitous channel approximately seven miles wide and situated 600 feet beneath the floor of the Gulf of Mexico. This trench is an ancestral channel of the Mississippi River. Water depths range from 40 to 130 feet in the defined prospect areas. The Timbalier Trench contains an irregular shale section deposited over a normal sedimentary section. The differences in the reflective qualities of these sections cause a distortion in the penetration and recording of energy from a seismic source which results in a lack of data continuity and resolution. This lack of continuity and resolution with respect to seismic shot in the Timbalier Trench creates a "seismically blind" area in that abnormally low seismic velocities in the shale "Trench" create processing problems which have historically resulted in the area being considered a "poor data" area. Due to the lack of high quality seismic data, this area also remains relatively unexplored.

FORTUNE EXPLORATION AGREEMENT

     On February 13, 1995, Zydeco entered into an Exploration Agreement (the "Fortune Agreement") with a predecessor of Fortune Petroleum Corporation ("Fortune"). Pursuant to the Fortune Agreement, in a series of payments, Fortune paid Zydeco $4.8 million and agreed to pay fifty percent of any additional funds necessary for the acquisition and processing of seismic data and acquiring leases on certain of the prospects identified in the table in Item 2 of this Report, in exchange for Fortune's right to maintain up to a 50% interest in such prospects. Fortune's interest in such prospects may drop below 50% if it elects not to contribute to development costs for such prospects. In addition to the initial prospects, Zydeco and Fortune have established areas of mutual interest ("AMIs") adjoining each prospect and granted each other a right of first refusal on any other projects developed along the Gulf Coast of Louisiana until December 31, 1996. No assurance can be given that any new projects within the AMIs will be identified.

     Fortune has the right to "farmout" a portion or all of its interest in each prospect to Zydeco under a put arrangement in the Fortune Agreement. In the event of such a farmout, Fortune would retain a two percent of eight eighths overriding royalty interest in the project, convertible into a 20% of eight eighths working interest after Zydeco recouped its drilling, completion, and hook-up costs of the well from production. Should Fortune farmout a smaller working interest to Zydeco, the overriding royalty and after-payout working interests would be proportionately reduced. Zydeco has similar farmout rights under the Fortune Agreement.

WEST CAMERON SEISMIC PROJECT

     In 1996, the Company commenced an extensive 3D seismic exploration program in the Louisiana Transition Zone in western Cameron Parish, Louisiana (the "West Cameron Seismic Project"). At the core of this Project is a 51,000 acre exclusive seismic option on state waters obtained by the Company from the State of Louisiana. See "Item 2. Properties - Prospects and Leases - Seismic Options". In April 1996, the Company entered into an exploration agreement with an industry participant with respect to the West Cameron Seismic Project. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - General". Additional onshore options and permits have been secured and in September 1996 seismic data acquisition commenced under a turnkey seismic contract. Data acquisition operations were suspended for the winter in December 1996. In December, the Company's seismic contractor on the West Cameron Seismic Project filed for protection under Chapter 11 of the U. S. Bankruptcy statutes. The Company executed a new contract with its contractor on March 14, 1997. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

     In January 1997, the Company completed the assembly of an exploration team of geophysicists, geologists, and seismic analysts and the integration of its 3-D seismic interpretive hardware and software. As of March 1997, the Company has received seismic data for analysis and interpretation on approximately 12% of the original West Cameron contract acreage. The Company is presently analyzing such data and applying various seismic processing techniques to improve data resolution and to develop routines for more complicated processes, including pre-stack migration and velocity analyses. These techniques will also be used in analyzing future data obtained in respect of the Project. While the Company believes the preliminary data results are promising, the exploration potential of the data is still not known and identification of prospects would be premature. The analysis of the exploration potential of the data will be dependent on further seismic processing and analysis and the availability of additional data covering the Project area.

CHENIERE EXPLORATION AGREEMENT

     In April 1996, the Company executed an Exploration Agreement (the "Cheniere Agreement") with Cheniere Energy Operating Co., Inc. ("Cheniere") covering the West Cameron Seismic Project. The Cheniere Agreement provides for aggregate payments to Zydeco of $13.5 million to fund the costs of seismic acquisition, including the purchase of seismic rights or lease options on the related onshore acreage of the West Cameron Seismic Project, and to complete data acquisition and processing of a 3D seismic survey of the onshore and offshore areas. The Cheniere Agreement, as amended, provides that Cheniere may receive up to a 50% interest in the West Cameron Seismic Project and any leases acquired as a result thereof through May 2001, based on Cheniere completing its funding of the entire $13.5 million. The Cheniere Agreement provides that Cheniere may discontinue funding at any time and its interest would then be reduced pro rata based on the West Cameron Seismic Project's total cost.

     Cheniere has the right to "farmout" a portion or all of its interest in each prospect identified in the project to Zydeco under a put arrangement in the Cheniere Agreement. In the event of such a farmout, Cheniere would retain a percent eight eighths royalty interest in the project, convertible into a 20% of eight eighths working interest after Zydeco recouped its drilling, completion, and hook-up costs of the well from production. Should Cheniere farmout a smaller working interest to Zydeco, the overriding royalty and after-payout working interests would be proportionately reduced. Zydeco has similar farmout rights under the Cheniere Agreement.

PROPRIETARY RIGHTS AND LICENSES

     The Company believes that its success depends primarily on the innovative skills, technical competence, and sales and marketing abilities of its personnel rather than upon the ownership of patents or other intellectual property. The Company has obtained licenses to use all software necessary to its business.
The Company presently has no patents.

     In May 1996, the Company entered into a license to certain technology developed by Mr. Norman Neidell. Mr. Neidell, an independent researcher, has developed a method of analyzing seismic data using fewer data points than methods currently employed. Such a technique, if successful, could significantly reduce the costs of acquiring seismic data on a prospect. The Company's license is for use worldwide and exclusively in the Louisiana Transition Zone and the transition zone bordering the Gulf of Mexico in the Republic of Mexico.

COMPETITION AND MARKETS

     Competition in the Louisiana Transition Zone and the Timbalier Trench is intense, particularly with respect to the acquisition of producing properties and proved undeveloped acreage. The Company competes with the major oil companies and other independent producers of varying sizes, all of which are engaged in the exploration, development, and acquisition of producing and non-producing properties. Many of the Company's competitors have financial resources and exploration and development budgets that are substantially greater than those of the Company, which may adversely affect the Company's ability to compete, particularly in regions outside of the Gulf Coast Basin.

     The availability of a ready market for and the price of any hydrocarbons produced will depend on many factors beyond the control of the Company, including the extent of domestic production and imports of foreign oil, the marketing of competitive fuels, the proximity and capacity of natural gas pipelines, the availability of transportation and other market facilities, the demand for hydrocarbons, the political conditions in the Middle East, the effect of federal and state regulation of allowable rates of production, taxation and the conduct of drilling operations, and federal regulation of natural gas. In the past, as a result of excess deliverability of natural gas, many pipeline companies have curtailed the amount of natural gas taken from producing wells, shut-in some producing wells, significantly reduced gas taken under existing contracts, refused to make payments under applicable "take-or-pay" provisions, and have not contracted for gas available from some newly completed wells. The Company can give no assurance that such problems will not arise again. In addition, the ongoing restructuring of the natural gas pipeline industry will eliminate the gas purchasing activity of traditional interstate gas transmission pipeline buyers. See "Item 1 - Business - Governmental Regulation".

     Producers of natural gas, therefore, will be required to develop new markets among gas marketing companies, end users of natural gas, and local distribution companies. All of these factors, together with economic factors in the marketing area, generally may affect the supply and/or demand for oil and gas and thus the prices available for sales of oil and gas.

GOVERNMENTAL REGULATION

     The Company's oil and gas exploration, production, and related operations are subject to extensive rules and regulations promulgated by Federal and state agencies. Failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the oil and gas industry increases the Company's cost of doing business and affects its profitability. Because such rules and regulations are frequently amended or reinterpreted, the Company is unable to predict the future cost or impact of complying with such laws.

     PRODUCTION. In most, if not all, areas where the Company may conduct activities, there may be statutory provisions regulating the production of oil and natural gas under which administrative agencies may promulgate rules in connection with the operation and production of both oil and gas wells, determine the reasonable market demand for oil and gas, and establish allowable rates of production. Such regulation may restrict the rate at which the Company's wells produce oil or gas below the rate at which such wells would be produced in the absence of such regulation, with the result that the amount or timing of the Company's revenues could be adversely affected.

     OFFSHORE LEASING. The Company has acquired and plans to acquire additional oil and gas leases in the Gulf of Mexico, which will be granted by the Federal government and administered by the U.S. Department of Interior Minerals Management Service (the "MMS"). Such leases are issued through competitive bidding, contain relatively standardized terms, and require compliance with detailed MMS regulations and orders pursuant to the Outer Continental Shelf Lands Act ("OCSLA") (which are subject to change by the MMS). For offshore operations, lessees must obtain MMS approval for exploration plans and development and production plans prior to the commencement of such operations. In addition to permits required from other agencies (such as the Coast Guard, the Army Corps of Engineers, and the Environmental Protection Agency (the "EPA"), lessees must obtain a permit from the MMS prior to the commencement of drilling. The MMS has promulgated regulations requiring offshore production facilities located on the Outer Continental Shelf to meet stringent engineering and construction specifications. Similarly, the MMS has promulgated other regulations governing the plugging and abandoning of wells located offshore and the removal of all production facilities. With respect to any Company operations conducted on offshore federal leases, liability may generally be imposed under the OCSLA for the costs of clean-up and damages caused by pollution resulting from such operations, other than damages caused by acts of war or the negligence of third parties. Under certain circumstances, including but not limited to, conditions deemed a threat or harm to the environment, the MMS may also require any Company operations on federal leases to be suspended or terminated in the affected area.

     Under the OCSLA, all oil and natural gas pipelines operating on the Outer Continental Shelf must provide "open and non-discriminatory" access to both owner and non-owner shippers. Consequently, the Company's gathering and transportation facilities located on the Outer Continental Shelf must be made available to third parties.

     BONDING AND FINANCIAL RESPONSIBILITY REQUIREMENTS. The Company is required to obtain bonding, or otherwise demonstrate financial responsibility, at varying levels by governmental agencies in connection with obtaining state or federal leases or acting as operator on such leases. These bonds may cover such obligations as plugging and abandonment of unproductive wells, removal of related production facilities, and pollution liabilities on federal and state leases. A substantially larger bond than the current $300,000 bond currently issued on behalf of the Company is required in order to act as operator on federal offshore leases. The Company will have to satisfy these increased bonding requirements in the event that it elects to operate any wells on federal leases. The Company expects to be able to enter into participation arrangements on its prospects with industry partners who are qualified to act as operators on Federal leases. In addition, the State of Louisiana recently adopted financial responsibility requirements with respect to plugging and abandonment liabilities on Louisiana leases.

     NATURAL GAS MARKETING AND TRANSPORTATION. The Federal Energy Regulatory Commission ("FERC") regulates the transportation and sale for resale of natural gas in interstate commerce pursuant to the Natural Gas Act of 1938 ("NGA") and the Natural Gas Policy Act of 1978 ("NGPA"). In the past, the Federal government has regulated the prices at which oil and gas could be sold. Deregulation of wellhead sales in the natural gas industry began with the enactment of the NGPA in 1978. In 1989, Congress enacted the Natural Gas Wellhead Decontrol Act (the "Decontrol Act"). The Decontrol Act removed all NGA and NGPA price and nonprice controls affecting wellhead sales of natural gas effective January 1, 1993. While sales by producers of natural gas can currently be made at uncontrolled market prices, Congress could reenact price controls in the future.

     On April 8, 1992, the FERC issued Order No. 636, as amended by Order No. 636-A (issued in August 1992) and Order No. 636-B (issued in November 1992) as a continuation of its efforts to improve the competitive structure of the interstate natural gas pipeline industry and maximize the consumer benefits of a competitive wellhead gas market. The FERC proposed to generally require interstate pipelines to "unbundle," or separate their traditional merchant sales services from their transportation and storage services and to provide comparable transportation and storage services with respect to all gas supplies whether purchased from the pipeline or from other merchants such as marketers or producers. The pipelines must now separately state the applicable rates for each unbundled service (e.g., for natural gas transportation and for storage). This unbundling process has been implemented through negotiated settlement in individual pipeline services restructuring proceedings. Ultimately,

Order Nos. 636, et al., may enhance the competitiveness of the natural gas market. It is impossible to predict at this time the ultimate form and effect of Order No. 636. While Order No. 636 will not directly regulate the production and sale of gas that may be produced from the Company's properties, the order could affect the market conditions in which the gas is sold and the availability of transportation services to deliver the gas to market.

     Certain segments of the industry have opposed aspects of Order Nos. 636 et al. and several parties have sought court review of those orders. Furthermore, after the FERC issued orders approving the individual pipeline restructuring plans authorized pursuant to Order No. 636, various parties sought court review of certain of these pipeline restructuring orders. Upon review, any or all of Order Nos. 636 et al, or the individual pipeline restructuring orders may be reversed in whole or in part and remanded to the FERC for further action consistent with the court's decision. It is impossible for the Company to predict the ultimate outcome regarding this court review. In addition, the composition of the FERC has changed considerably since the issuance of Order Nos. 636 et al. The Company cannot, therefore, predict the ultimate outcome or duration of the unbundled regulatory regime contemplated under Order No. 636.

     OIL SALES AND TRANSPORTATION RATES. The FERC regulates the transportation of oil in interstate commerce pursuant to the Interstate Commerce Act. Sales of crude oil, condensate, and gas liquids by the Company are not regulated and are made at market prices. However, the price a company receives from the sale of these products is affected by the cost of transporting the products to market. Effective as of January 1, 1995, the FERC implemented regulations establishing an indexing system for transportation rates for oil pipelines, which would generally index such rates to inflation, subject to certain conditions and limitations. These regulations could increase the cost of transporting crude oil, liquids, and condensate by pipeline. These regulations are subject to pending petitions for judicial review. The Company is not able to predict with certainty what effect, if any, these regulations will have on it, but other factors being equal, the regulations may tend to increase transportation costs or reduce wellhead prices for such commodities.

     ENVIRONMENTAL. The Company's operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities, and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands, and other protected areas, and impose substantial liabilities for pollution resulting from the Company's operations. Moreover, the recent trend toward stricter standards in environmental legislation and regulation is likely to continue. For instance, legislation has been proposed in Congress from time to time that would reclassify certain oil and gas exploration and production wastes as "hazardous wastes" which would make the reclassified wastes subject to much more stringent handling, disposal, and clean-up requirements. If such legislation were to be enacted, it could have a significant impact on the operating costs of the Company, as well as the oil and gas industry in general. State initiatives to further regulate the disposal of oil and gas wastes are also pending in certain states, and these various initiatives could have a similar impact on the Company. See "Item 1 - Business - Risk Factors - Governmental Regulations".

     The Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage.

OPERATIONAL RISKS AND INSURANCE

     The Company anticipates that all of its wells will be drilled by proven industry contractors under turnkey contracts, subject to availability, that limit the Company's financial and legal exposure. However, circumstances may arise where the Company is unable to secure a turnkey contract on satisfactory terms. In this case, the Company may decide to drill, or cause to be drilled, the applicable test well(s) on either a footage or day rate basis and the drilling thereof will be subject to the usual drilling hazards such as cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires, pollution, and other environmental risks. The Company's activities are also subject to perils specific to marine operations, such as capsizing, collision, and damage or loss from severe weather. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage, and suspension of operations. In accordance with customary industry practices, the Company intends to maintain insurance against some, but not all, of such risks and some, but not all, of such losses. The occurrence of a significant event not fully insured or indemnified against could materially and adversely affect the Company's financial condition and operations. Moreover, no assurance can be given that the Company will be able to maintain adequate insurance in the future at rates it considers reasonable.

RISK FACTORS

     HIGH DEPENDENCE ON 3D SEISMIC AND EXPLORATORY DRILLING ACTIVITIES. All but two of the offshore oil and gas leases the Company has acquired are undeveloped and carry a high degree of exploration risk. Accordingly, the future success of the Company will be dependent upon the success of its exploratory drilling activities. Drilling involves numerous risks, including the risk that no commercially productive oil or gas reservoirs will be encountered. The cost of drilling, completing, and operating wells is often uncertain and drilling operations may be curtailed, delayed, or abandoned as a result of a variety of factors, including unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents, weather conditions, and shortages or delays in the delivery of equipment.

     LACK OF DIVERSIFICATION; OIL AND GAS INDUSTRY CONDITIONS; AND VOLATILITY OF PRICES FOR OIL AND GAS. As an independent energy company, the Company's revenues and profits will be substantially dependent on the oil and gas industry in general and the prevailing prices for oil and gas in particular. Historically, the markets for oil and gas have been volatile and are likely to continue to be volatile in the future. Prices for oil and gas are subject to wide fluctuations in response to relatively minor changes in supply of and demand for oil and gas, market uncertainty, and a variety of additional factors that are beyond the control of the Company. These factors include political conditions in the Middle East, the domestic and foreign supply of oil and gas, the price of foreign imports, the level of consumer demand, weather conditions, domestic and foreign government regulations, the price and availability of alternative fuels, and overall economic conditions. Accordingly, it is impossible to predict future oil and gas price movements with any certainty. Declines in oil and gas prices would adversely affect the Company's cash flow, liquidity, and profitability, and reduce the amount of the Company's oil and gas reserves that can be economically produced. In addition, various factors, including the availability and capacity of gas gathering systems and pipelines, the effect of federal regulations on production and transportation, general economic conditions, and changes in supply and demand, may adversely affect the Company's ability to market its oil and gas production.

     HIGH DEPENDENCE UPON LEASE ACQUISITION ACTIVITIES. Both the United States Department of Interior and the State of Louisiana award oil and gas leases on a competitive bidding basis. It is expected that other major and independent oil and gas companies having financial resources significantly greater than those of the Company will bid against the Company for the purchase of oil and gas leases. Recent sales of federal and state leases have indicated that the competition for lease acreage may be substantially greater and, accordingly, the Company may face substantial increases in lease costs. Accordingly, there can be no assurance that the Company will be successful in acquiring any leases on which it bids.

     LIMITED OPERATING REVENUES; NEED FOR ADDITIONAL FINANCING. The Company presently has limited operating revenues and does not expect to generate substantial operating revenues in the immediate future. It is expected the Company will need substantial additional capital in order to sustain operations and to acquire additional oil and gas leases, producing properties, or to drill wells on the potential prospects. Additional capital may be secured from a combination of funding sources that may include borrowings from financial institutions, joint venture partnerships, vendor financings, production payment financings, debt offerings, or additional offerings of the Company's stock. The Company's ability to access additional capital will depend on its success in acquiring and developing high reserve potential oil and gas leases and expanding its services business and the status of various capital markets at the time such additional capital is sought. Accordingly, there can be no assurances that capital will be available to the Company from any source or that, if available, it will be on terms acceptable to the Company. Should sufficient financing not be available because costs are higher than estimated or otherwise, the development and exploration of any Prospect acquired by the Company would be delayed and, accordingly, the implementation of the Company's business strategy could be adversely affected.

     COMPETITIVE INDUSTRY. The Company operates in a highly competitive industry. The Company competes with major and independent oil and gas companies for the acquisition of oil and gas leases and producing properties as well as for the equipment and labor required to develop and operate such properties. Many of these competitors have financial, technical, human, and other resources substantially greater than those of the Company.

     OPERATING RISKS. The Company's oil and gas operations are subject to all of the risks and hazards typically associated with the exploration for, and the development and production of, oil and gas in the Gulf of Mexico and any other areas in which the Company may, in the future, conduct such activities. Risks in drilling operations include blowouts, oil spills, fires, and offshore risks such as capsizing, collision, hurricanes, and other adverse weather and sea conditions. Such risks can result in personal injury and loss of life and substantial damage to or destruction of oil and gas wells, platforms, production facilities, or other property, suspension of operations, and liabilities to third parties, any and all of which could adversely affect the Company.

     The Company's operations could also result in liability for oil spills, discharge of hazardous materials, and other environmental damages. In accordance with customary industry practices, the Company maintains insurance against some, but not all, of such risks and some, but not all, of such losses. There can be no assurance, however, that any insurance the Company intends to carry will be available to the Company when applied for or, if available and carried, will be adequate to cover the Company's liability in all circumstances. The occurrence of an event not fully covered by insurance could have a material and adverse effect on the financial position and results of operations of the Company. In addition, the Company may be liable for environmental damages caused by previous owners of any property which may be purchased by the Company, which liabilities would not be covered by insurance.

     Most of the oil and gas leases the Company has acquired or expects to acquire are or will be located offshore in water depths of less than 130 feet. Drilling operations offshore in such water depths are by their nature more remote, exposed, and, consequently, more difficult than typical drilling operations conducted on land, and, as a result, could result in significantly higher drilling, completion and connection costs.

     RISKS OF TURNKEY CONTRACTS. The Company intends to have other industry partners operate its wells and will attempt to obtain, wherever possible and desirable, turnkey contracts, subject to availability, for the drilling of wells on any of the potential prospects the Company may acquire. In the event a turnkey contract is not economically beneficial to the Company or is otherwise unobtainable from proven industry partners, the Company may contract for drilling operations on either a footage or day rate basis. The recent increase in exploration activity in the Gulf coast region may result in the inability to negotiate turnkey contracts. In this instance, the Company may be liable for significant cost overruns attributable to downhole drilling problems that otherwise would have been covered by a turnkey contract had one been negotiated.

     DEPENDENCE ON KEY PERSONNEL. The Company believes that its success will be highly dependent upon its continued ability to attract and retain skilled managers and employees. In the event that the Company loses the services of any of its key personnel, there could be a material adverse effect on the Company's business and prospects.

     GOVERNMENTAL REGULATIONS. The Company's business will be regulated by certain federal, state, and local laws and regulations relating to the development, production, marketing, and transportation of oil, gas, and related products as well as certain environmental and safety matters. These laws may be changed from time to time in response to economic or political conditions. Matters subject to regulation include permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells, utilization and pooling of properties, and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. In addition, the production, handling, storage, transportation, and disposal of oil and gas, by-products therefrom, and other substances and materials produced or used in connection with oil and gas operations are subject to regulation under federal, state, and local laws and regulations primarily relating to protection of human health and the environment. These laws and regulations have continually imposed increasingly strict requirements for water and air pollution control and solid waste management. The Company believes the trend of more expansive and stricter environmental legislation and regulations will continue and such legislation may result in costs to the Company in the future. Amendments to laws regulating the disposal of oil and gas exploration and production wastes have been considered by Congress and may be adopted. Moreover, new and additional taxes have been proposed on energy consumption in the form of a BTU tax or a gasoline tax. Such legislation or taxes, if enacted, could have a significant adverse impact on the Company's operating costs.

EMPLOYEES

     As of December 31, 1996, the Company had 17 full-time employees and 2 full-time consultants, including 3 geologists and 5 geophysicists. The Company considers its relations with its employees to be good.


ITEM 2. PROPERTIES

PROSPECTS AND LEASES

     UNDEVELOPED PROPERTIES. The Company has identified and is evaluating several potential prospects under oil and gas leases in which the Company has an interest. These leases are located in the Miocene Trend of southern Louisiana. The potential prospects have generally been identified by shooting or purchasing certain 2D and 3D seismic data; processing or reprocessing thereof, and correlating the seismic data with subsurface well control and historical production data from similar properties. The Company is currently in the process of acquiring 3D seismic data and analyzing such data for certain of the potential prospects. As of December 31, 1996, the Company had analyzed or acquired interests in 3D seismic data covering approximately 138 square miles offshore Louisiana encompassing approximately 10,366 gross acres in which the Company has leases covering all or portions of 17 potential prospects. To the extent required or appropriate, the response to Item 1 is incorporated in this
Item 2.

     The following table sets forth a summary of certain potential prospects that the Company is planning to analyze and, if such analysis confirms oil or gas potential, drill or farm out during the life of the leases. Although the Company plans to pursue further evaluation of each of these potential prospects subject to availability of funds, there can be no assurance that each of the potential prospects will in fact be drilled. The final decision with respect to the drilling of any exploratory drilling prospect will be dependent on a number of factors, including: (i) the availability of leases on reasonable terms and permits for the prospect, (ii) the results of a further review and analysis of the seismic data, including the results of 3D seismic surveys, (iii) the availability of sufficient capital resources by the Company and the other participants for the drilling of the prospects, (iv) the approval of other participants to the drilling of the prospect after additional data has been compiled, (v) rig availability and (vi) economic conditions at the time of drilling, including prevailing and anticipated prices for crude oil and natural gas.



                                                                                     INTEREST                          EARLIEST
  POTENTIAL                                                                          OWNED AT       GROSS               LEASE
  PROSPECT                                                                            DEC.31,      ACREAGE      NET   EXPIRATION
    NAME                AREA                    TREND             CO-OWNER/(1)/        1996         OWNED     ACREAGE    DATE
    ----                ----                    -----             ----------           ----        -------    -------    ----
Aurora               Bay Marchand          Transition Zone and    Fortune                50%          513        256     5/1999
                                           Timbalier Trench

Bell Pass            Bay Marchand          Transition Zone            ---               100%          495        495    11/1997

DABM                 Bay Marchand          Transition Zone        Neomar Resources,    37.5%/(4)/     409        154    8/1998
                                                                  Inc., et.al.

Carpe Diem           Bay Marchand          Transition Zone            ---               100%          296        296     5/1999

Cirrus               Bay Marchand          Transition Zone        Fortune                50%          245        122     5/1999

Bon Ton              Bay Marchand          Transition Zone and
                                           Timbalier Trench           ---             53.75%/(4)/     198        106     8/1998

Falcon               Bay Marchand          Transition Zone and
                                           Timbalier Trench           ---               100%           47         47    10/2000

Cherokee             Bay Marchand          Transition Zone            ---               100%           99         99     7/2000

Royal                Bay Marchand          Transition Zone                              100%           31         31     7/2001

Tuxedo               Eugene Island         Transition Zone        Fortune                50%          419        210     6/2001

Obelisk              Grand Isle            Transition Zone        Fortune                50%/(2)/     160         80    10/2000

Orchid               Grand Isle            Transition Zone        Fortune                50%          155         79    10/2000

Schooner             Grand Isle            Transition Zone        Fortune                50%           92         46    10/2000

Thunder East         Ship Shoal            Transition Zone        Fortune                50%        1,151        575     5/1999

Thunder West         Ship Shoal            Transition Zone        Bois D'Arc             ---/(3)/     293        293     5/1999

Jade                 Ship Shoal            Transition Zone        Fortune                50%/(2)/     150         75    10/2000

Ovation              South Pass            Transition Zone        Fortune                50%/(2)/     664        332     5/1999

Matador              South Pass            Transition Zone        Fortune                50%/(2)/   2,137      1,068     5/1997

Mentor               South Timbalier       Timbalier Trench       Fortune                50%        5,000      2,500     5/1999

Polaris              South Timbalier       Timbalier Trench       Fortune                50%        2,500      1,250     5/1999

Opal                 South Timbalier       Timbalier Trench       Fortune                50%        2,452      1,226     5/1999

Ulysses              South Timbalier       Timbalier Trench       Fortune                50%        2,148      1,074     5/1999

Sword                South Timbalier       Transition Zone        Fortune                50%           30         15     5/1999

Valhalla             West Cameron          Transition Zone        Fortune                50%          116         58     6/1999

Everest              West Cameron          Transition Zone        Fortune                50%          289        144     6/1999

Jubilee              West Delta            Transition Zone        Fortune                50%/(2)/   1,390        695     5/1999
                                                                                                   ------     ------
Total Potential Prospects                                                                          21,479     11,326
                                                                                                   ======     ======



Productive Acreage:
-------------------

Falcon               Bay Marchand          Transition Zone        Clayton Williams       10%/(4)/     349         35        ---/(5)/

Thunder West         Ship Shoal            Transition Zone        Bois D'Arc             ---/(5)/     ---        ---        ---/(5)/


----------------------------
/(1)/ For information on the Fortune Agreement, see "Fortune Exploration
      Agreement" in Item 1 of this Annual Report.

/(2)/ Prior to entering into the Fortune Agreement, Zydeco granted to Clayton
      Williams Energy the right to purchase, prior to the commencement of drilling, a one-eighth working interest in certain projects in the Louisiana Transition Zone in exchange for one-eighth of all costs incurred in the project to that time, plus one-eighth of all future costs which include drilling, completion, and operating costs for any wells drilled on the project.

/(3)/ Prospect as to deep rights; see "Other Activities" under "Drilling
      Activities" below.

/(4)/ See "Other Activities" under "Drilling Activities" below.

/(5)/ Held by production.

  LEASES. As of December 31, 1996, the Company held oil and gas leases covering approximately 21,480 gross acres in 26 different potential prospects in the Louisiana Transition Zone and the Timbalier Trench. The

Company's leases have expiration dates ranging from 1997 to 2001. As of December 31, 1996, two properties had proved reserves.

  Federal offshore leases generally provide for a minimum royalty of 16.67%, have a primary lease term of five years, comprise an approximately 5,000 acre lease block, and are administered by the MMS. In general, the Company's federal leases consist of portions of 5,000 acre lease blocks. If production is not established or an extension is not obtained during the primary term, the lease terminates. Louisiana state leases generally provide for a minimum royalty of 20%, have a five year primary term, are administered by the State Mineral Board of the State of Louisiana, and have annual rentals in an amount equal to 50% of the original lease acquisition cost. Generally speaking, title to state and federal leases is merchantable in all respects and operations thereon are not normally subject to litigation resulting from the legal doctrine of adverse possession or any other similar challenge to title.

  SEISMIC OPTIONS. The Company has entered into an exclusive option with the State of Louisiana to acquire seismic data on approximately 51,000 acres located in the Louisiana Transition Zone in western Cameron Parish. For eighteen months, commencing February 1996, the Company has the exclusive right to acquire seismic data on the acreage and nominate any of the acreage for competitive lease bids. The Company is obligated to deliver to the state a copy of a 3D seismic survey over the state acreage included in the option or pay a substantial penalty. Under the option, the State of Louisiana is required to keep the information obtained from the survey confidential for a period of ten years. The Company can, and currently intends to, extend the time period for delivery of the survey for a six month period for an additional payment of $391,877. See "Note 10 -Commitments and Contingencies" in Notes to Consolidated Financial Statements. In connection with the West Cameron Seismic Project, the Company has negotiated seismic options covering approximately 35,775 onshore gross acres (32,398 net acres) and has secured seismic permits covering approximately 98,454 onshore gross acres (97,762 net acres).

DRILLING ACTIVITIES

     FORTUNE ACTIVITIES. In March 1996, Zydeco and Fortune farmed out the Polaris Prospect to FW Oil Interests, Inc. ("FW"). FW commenced a well in July 1996, which was unsuccessful and abandoned in October 1996.

     OTHER ACTIVITIES. In May 1994, Zydeco purchased a 10% working interest in a tested but unproven well in the Falcon Prospect. In January 1995, the well began production of natural gas. In April 1995, Bois D'Arc Exploration successfully tested a well in the Thunder West prospect as a farmout from Zydeco. Zydeco has a 7.33% overriding royalty interest in the well. In October 1994, Zydeco purchased a one-eighth working interest and participated in an exploratory well in the Bon Ton prospect. In March 1995, the well was determined to be a dry hole and was plugged and abandoned. Subsequently in 1995, the Company acquired a 50% interest in an adjacent state lease in the Bon Ton prospect.

     In August 1996, the Company purchased certain non-producing leasehold interests from Neomar Resources, Inc., an affiliate of Mr. Sam B. Myers, Jr., Chief Executive Officer of the Company, and participated in the drilling of an exploratory well located in Timbalier Bay in state waters offshore Louisiana. See "Note 7 - Related-Party Transactions" in Notes to Consolidated Financial Statements. The Company paid $187,500 for a 37.5% working interest in the prospect leases, subject to a 25% back-in interest by Neomar after payout. Drilling of the exploratory well commenced in August 1996 and was abandoned in September 1996 for mechanical reasons without testing the well's primary objectives. Neomar Resources, Inc. participated for a 41.2% working interest in the well. The Company incurred $647,355 in exploration expense in 1996 in connection with the drilling and abandonment of the well. At December 31, 1996, the Company has undertaken to sell a portion or farmout its interest in this prospect.

OIL AND GAS RESERVES

     The Company engaged Ryder Scott & Company, Petroleum Engineers ("Ryder Scott") to estimate the proved oil and gas reserves of the Company for the year ended December 31, 1996, for all of the Company's properties. Prior to 1995, the Company had no proved oil and gas reserves. Ryder Scott is an independent oil and gas reserve engineering firm. This firm was also asked to estimate the future net revenues to be derived from such properties. In preparing their report, Ryder Scott reviewed and examined such geological, economic, engineering, and other data provided by the Company as considered necessary under the circumstances, and examined the reasonableness of certain economic assumptions regarding estimated operating and development costs and recovery rates in light of economic circumstances as of December 31, 1996. As of December 31, 1996, the proved oil reserves were estimated to be 10,052 Bbls. and the proved gas reserves were estimated to be 243,000 Mcf.

     There are numerous uncertainties inherent in estimating quantities of reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the producer. The reserve data set forth in this Annual Report on Form 10-K represent only estimates. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality and quantity of available data and of engineering and geological interpretation and judgment. As a result, estimates of different engineers often vary. In addition, results of drilling, testing, and production subsequent to the date of an estimate may justify revision of such estimate. Accordingly, reserve estimates at a specific point in time are often different from the quantities of oil and gas that are ultimately recovered, which differences may be significant. Additionally, the estimates of future net revenues from proved reserves of the Company and the present value of future net revenues are based upon certain assumptions about future production levels, prices, and costs that may not prove correct over time. The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they were based.

STATISTICAL INFORMATION - OIL AND GAS PROPERTIES

     PRODUCTION. The Company had no oil and gas reserves or production prior to 1995. The following table summarizes the sales volumes of the Company's net oil and gas production in the United States in barrels of oil and thousands of cubic feet of natural gas for each of the two years ended December 31, 1996, and 1995, respectively:


                                                 YEAR ENDED DECEMBER 31,
                                                 -----------------------
                                                    1996         1995
                                                    ----         ----

     Crude Oil and Natural Gas Liquids (Bbls)       20,186       1,118

     Natural Gas (Mcf)                             372,678      84,546


     The sales volumes in the table represent sales of "net production", i.e., production which is net to the Company and produced to its interest after deducting royalty and other similar interests.

     AVERAGE PRICES AND PRODUCTION COSTS. For each of the last two years, average unit prices and unit production costs are set forth below with respect to the Company's net share of production of oil and gas in the United States:



             AVERAGE SALES PRICE/(1)/  AVERAGE OPERATING COSTS PER
                                               NBOE/(2)/
             -----------------------   ---------------------------
               PER BBL.     PER MCF.     PRODUCTION
                 OIL          GAS         (LIFTING)         DD&A
             ------------  ---------   --------------     --------
     1996         $22.39        $2.60       $0.27           $1.73

     1995         $18.37        $1.76       $1.81           $7.50
                  ------        -----       -----           -----

     /(1)/ Crude oil revenues are recorded at time of sale rather than as produced.
     /(2)/ Net barrel oil equivalent (NBOE) assuming natural gas converted at six mcf per equivalent barrel.

     ACREAGE AND WELL SUMMARY. The information presented below relates to properties in the United States in which the Company has "working interests" which bear the cost of operations. The Company's total gross and net interests in productive wells and in developed and undeveloped acres at December 31, 1996, are summarized as follows:


                                      GROSS                   NET
                               -------------------    -------------------
                                 OIL         GAS        OIL        GAS
                               --------    -------    -------    --------
     Productive Wells/(1)/        -           1          -         .10

     Developed Acres/(2)/              349                    35

     Undeveloped Acres/(3)/          21,479                 11,326

-----------------------
     /(1)/ "Productive Wells" are producing wells and wells capable of production, and include gas wells awaiting pipeline connections or necessary governmental certifications to commence deliveries and oil wells to be connected to production facilities.
     /(2)/ "Developed Acres" include all acreage (on a leasehold basis in the United States) as to which proved reserves are attributed, whether or not currently producing, but exclude all producing acreage as to which the Company's interest is limited to royalty, overriding royalty, and other similar interests.
     /(3)/ "Undeveloped Acres" are considered to be those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil or gas regardless of whether such acreage contains proved reserves.

     DRILLING AND PRESENT ACTIVITIES. The following table summarizes the oil and gas drilling activities of the Company in the United States for each of the two years ended December 31, 1996, and 1995, respectively:


                                           YEAR ENDED DECEMBER 31,
                                           -----------------------
                                              1996         1995
                                           ----------  -----------
                                           GROSS  NET   GROSS  NET
                                           -----  ---   -----  ---
     Development Wells Drilled/(1)(2)/:
       Productive                              -     -      -     -
       Dry                                     -     -      -     -

     Exploratory Wells Drilled/(1)(2)/:
       Productive                              -     -      -     -
       Dry                                   1.0  .375    1.0  .125
                                            ----  ----   ----  ----
     Total                                   1.0  .375    1.0  .125
                                            ====  ====   ====  ====
------------------
     /(1)/ "Wells Drilled" refers to the number of wells completed at any time during the fiscal year, regardless of when drilling was initiated.
          The term "completed" refers to the installation of permanent equipment for the production of oil or gas, or, in the case of a dry hole, to the reporting of abandonment to the appropriate agency.
     /(2)/ A dry well is an exploratory or a development well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well. A productive well is an exploratory or a development well that is not a dry well.

     At December 31, 1996, the Company was not participating in any drilling wells.


ITEM 3. LEGAL PROCEEDINGS

     There are no legal proceedings currently pending against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of 1996.



                                    PART  II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock and the Warrants have traded on The Nasdaq SmallCap Market under the symbols "ZNRG" and "ZNRGW" since December 23, 1995; prior to that date they were quoted on the OTC Bulletin Board under the symbols "TNER" and "TNERW", respectively. Prior to its conversion in July 1996, the Preferred Stock was quoted on the OTC Bulletin Board starting in January 1996. Prior to December 23, 1995, the Units were quoted on the OTC Bulletin Board under the symbol "TNERU"; the Units are no longer quoted on the OTC Bulletin Board. There is very limited trading of the Units and pricing information is not readily available. The high and low sales prices of the Common Stock, the Warrants, and the Units during each quarter are presented in the table below. The quotes represent "inter-dealer" prices without retail markups, markdown, or commissions and may not necessarily represent actual transactions.



                         COMMON STOCK        WARRANTS        UNITS/(1)/
                      ------------------ ----------------- ------------------
                       HIGH($)    LOW($)  HIGH($)  LOW($)   HIGH($)   LOW ($)
                      ---------  ------- -------- -------- -------- ---------
Three Months Ended

 March 31, 1995       4-21/32    4-1/4     7/8       3/4      N/A       N/A
 June 30, 1995        4-27/32    4-5/8     3/4       1/2      6         6
 September 30, 1995   5          4-49/64   1/2       1/4      6         5-1/2
 December 31, 1995    6          4-15/16   1-11/16   3/8      6         5-1/2

Three Months Ended
 March 31, 1996       7          5-1/8     2-3/8   1-5/16     N/A       N/A
 June 30, 1996        8          5-3/4     3-1/8   1-7/16     N/A       N/A
 September 30, 1996   7-1/4      4-1/2     3-1/8   1-3/8      N/A       N/A
 December 31, 1996    6-7/8      4-3/8     2-1/8   1-3/16     N/A       N/A

------------------
/(1)/ The Units have not been quoted after December 23, 1995.

          As of March 5, 1997, there were 6,593,650 shares of the Company's Common Stock outstanding held by approximately 46 holders of record. The Company believes there are approximately 359 beneficial owners of the Common Stock.

          The Company has never paid a cash dividend on its Preferred Stock (prior to its conversion) or its Common Stock. The Company currently intends to retain earnings to finance the growth and development of its business and does not anticipate paying any cash dividends on the Common Stock in the foreseeable future. Any future change in the Company's dividend policy will be made at the discretion of the Company's Board of Directors in light of the financial condition, capital requirements, earnings, and prospects of the Company and any restrictions under any credit agreements, as well as other factors the Board of Directors may deem relevant.


ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data set forth below are derived from the Consolidated Financial Statements of the Company that have been examined by Arthur Andersen LLP, independent public accountants, for the periods indicated. The financial data should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and vthe Company's Consolidated Financial Statements and Notes thereto included elsewhere in this report.



                                                                           PERIOD FROM INCEPTION
                                               YEAR ENDED DECEMBER 31,        (MARCH 17, 1994)
                                              -------------------------           THROUGH
                                                 1996          1995          DECEMBER 31, 1994
                                               ---------    ----------    ----------------------
SUMMARY OPERATIONS DATA:
 Total Revenues                              $ 1,470,046    $   586,752        $         -
 Operating Costs and Expenses                 (3,577,385)    (1,736,584)          (110,242)
 Other Income (Expense), Net                     249,207        (23,814)           (22,639)
                                             -----------    -----------        -----------

 Net Loss                                    $(1,858,132)   $(1,173,646)       $  (132,881)
                                             ===========    ===========        ===========

 Weighted Average Number of Common Shares
  and Common Share Equivalents Outstanding     6,168,798      3,906,706          4,468,777

 Loss Per Common Equivalent Share            $     (0.30)   $     (0.30)       $     (0.03)
                                             ===========    ===========        ===========


                                                    DECEMBER 31,
                                             --------------------------
                                                 1996          1995
                                             -----------    -----------

SUMMARY BALANCE SHEET DATA:
 Cash and Cash Equivalents                   $ 6,906,650    $   517,781
 Marketable Securities                           845,852     10,938,674
 Properties, Equipment, and Software-Net       1,371,235        699,279
 Total Assets                                  9,911,602     12,582,405
 Total Stockholders' Equity                    6,339,407      8,188,618


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company (formerly "TN Energy Services Acquisition Corp.") was incorporated in June 1993 as a "special purpose acquisition corporation" for the purpose of raising funds and acquiring an operating business engaged in the energy services industry. Other than its efforts to acquire an energy services business, the Company did not engage in any business activities prior to December 1995. On December 20, 1995, the Company acquired all the outstanding common stock and preferred stock of Zydeco Exploration, Inc. ("Zydeco") pursuant to a merger (the "TN Acquisition") and changed its name to Zydeco Energy, Inc. For accounting purposes, the TN Acquisition has been treated as a recapitalization of Zydeco with Zydeco as the acquiror (reverse acquisition). Accordingly, the historical financial statements prior to December 20, 1995, are those of Zydeco. No pro forma information giving earlier effect to the transaction has been presented since the transaction is accounted for as a recapitalization. As used herein, unless the context indicates otherwise, the term "Company" refers to Zydeco Energy, Inc. and Zydeco, its wholly-owned subsidiary. See "Note 1 - Organization and Summary of Significant Accounting Policies" and "Note 3 - Reverse Acquisition by Zydeco" in Notes to Consolidated Financial Statements.

     The Company is engaged in identifying drilling prospects, acquiring leases, drilling, and producing reserves from those properties and utilizing focused geologic concepts and advanced 3D seismic technology. In addition to utilizing advanced 3D seismic technology to evaluate and analyze prospects for the Company, the Company performs advanced geophysical seismic analysis services for third parties, principally for its exploration partners. The Company's current focus is to explore for oil and gas in the Louisiana Transition Zone, the region of land and shallow waters within a few miles of the shoreline.

     The Company's operations are dependent upon a variety of factors, including successful application of 3D seismic evaluation and interpretation expertise to develop potential drilling prospects, profitable exploitation of such prospects, and the Company's ability to access capital sources necessary for continued growth. There is no assurance, however, that the Company will be able to generate any particular number of drilling prospects, or that the Company will achieve a particular success rate in finding paying quantities of oil and gas. The Company may also offer its technical expertise in 3D seismic analysis and interpretation to other oil and gas companies for consideration, which may be in the form of a property interest or cash. The Company's revenues, profitability, and future rate of growth will be substantially dependent upon prevailing prices for natural gas, oil, and condensate, which are dependent upon numerous factors beyond the Company's control. To date, the Company has not received any significant revenue from its 3D exploration programs.

     The Company accounts for its oil and gas exploration and production activities using the successful efforts method of accounting. Under this method, acquisition costs for proved and unproved properties are capitalized when incurred. Exploration costs, including geological and geophysical costs and the costs of carrying and retaining unproved properties, are expensed. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined not to have found proved reserves. Costs of productive wells, developmental dry holes, and productive leases are capitalized and amortized on a property-by-property basis using the unit-of-production method. The estimated costs of future plugging, abandonment, restoration, and dismantlement are considered as a component of the calculation of depletion, depreciation, and amortization. Unproved properties with significant acquisition costs are assessed periodically on a property-by-property basis and any impairment in value is charged to expense.

     In May 1996, the Company entered into a technology license with an individual for use of a seismic processing technology, the benefits of which could, among other things, substantially reduce the total costs of seismic data acquisition and processing. The Company is licensed worldwide to use the processing technology and is exclusively licensed for its use in the transition zones along the Gulf Coast of Louisiana and the Republic of Mexico.

     On February 14, 1996, the Company purchased an exclusive seismic option permit from the state of Louisiana covering approximately 51,000 acres of state waters in western Cameron Parish, Louisiana. The Company paid $783,754 for the permit and is required to provide to the state a copy of a 3D survey over the area within 18 months. Under the option, the State of Louisiana is required to keep the information obtained from the survey confidential for a period of ten years.

     On April 4, 1996, the Company executed an Exploration Agreement (the "Cheniere Agreement") with Cheniere Energy Operating Co., Inc. ("Cheniere") covering an area of land and waters in western Cameron Parish, Louisiana, including the area covered by the seismic option permit described above ("West Cameron Seismic Project"). Cheniere's interest of up to 50% in the West Cameron Seismic Project is conditioned upon payment of an aggregate of $13.5 million to fund the costs of seismic acquisition. Such costs include the purchase of seismic rights or lease options on the related onshore acreage of the West Cameron Seismic Project, and data acquisition and processing of a 3D seismic survey of the onshore and offshore areas. The Agreement provides that costs in excess of $13.5 million will be shared equally by both parties. Cheniere may elect to discontinue funding of the Project at any time, in which case its interest would be reduced pro rata in relation to total project costs. As of December 31, 1996, Cheniere has made payments of $6,000,000 against costs incurred on the West Cameron Seismic Project of $5,806,113. As amended, the Cheniere Agreement provides for the remaining scheduled advances (see "Liquidity and Capital Resources" below) to be paid by Cheniere consistent with the Company's current expectations of the timing of the costs to be incurred on the Project. The Company began onshore leasing and permitting in February and commenced seismic operations in August 1996. Seismic data acquisition commenced in September 1996. Prior to discontinuing data acquisition operations in early December due to weather conditions, 27 square miles of seismic data had been surveyed and acquired. The Company anticipates that work on the project will resume in April 1997.

RESULTS OF OPERATIONS - 1996 COMPARED TO 1995

     During 1996 and 1995, the Company's primary operations consisted of the acquisition of federal and state oil and gas leases, the acquisition of 3D seismic analysis hardware and software, the purchase of an interest in a gas well which commenced production in January 1995, and the farmout of two leases (one of which resulted in commercial production commencing in December 1995). Exploration activities in 1995 also included a one-eighth participation in the drilling of an exploratory well, which resulted in a dry hole in March 1995. Exploration activities in 1996 included a joint venture participation in the drilling of one well which was abandoned in September 1996 without reaching the well's primary objectives. The Company also initiated two seismic exploration joint ventures, one in 1995, and one in 1996, with industry partners who are required under the agreements to fund substantially all the Company's share of the seismic project costs, up to certain limits. See "Note 2 - Exploration Agreements" in Notes to Consolidated Financial Statements.

     For the year ended December 31, 1996, operations resulted in a net loss of $1,858,132 ($.30 per share) compared to a net loss of $1,173,646 ($.30 per share) for 1995. The increase in net loss of $684,486 is comprised of increased revenue of $883,294, increased expenses of $1,840,801, and increased other income of $273,021. The following table sets forth information concerning crude oil and natural gas sales volumes, average sales prices, and per barrel oil equivalent ("NBOE") operating costs (excluding depletion, depreciation, and amortization - "DD&A") for the Company's exploration and production activities for indicated periods:



                                                                                        PERIOD FROM INCEPTION
                                                          YEAR ENDED DECEMBER 31,         (MARCH 17, 1994)
                                                        --------------------------             THROUGH
                                                           1996           1995            DECEMBER 31, 1994
                                                        -----------    -----------      ----------------------
SALES VOLUMES:
 Natural Gas (Mcf)                                         372,678         84,546                   -
 Crude Oil (Bbl)                                            20,186          1,118                   -
 NBOE (Bbl)                                                 82,299         15,209                   -

AVERAGE SALES PRICES:
 Natural Gas ($/Mcf)                                     $    2.60       $   1.76             $     -
 Crude Oil ($/Bbl)                                       $   22.39       $  18.37             $     -

 Lease operating Expense ($/NBOE)                        $    0.27       $   1.81             $     -
Depletion, Depreciation, & Amortization ($/NBOE)         $    1.73       $   7.50             $     -



     The increase in oil and gas sales of $1,252,992 in 1996, was composed of revenue increases attributable to increased volumes of $856,961 and prices of $396,031. Oil and gas sales increased by $1,007,613 due to the commencement of new production in December 1995 from a well completed by Bois D'Arc Resources in which the Company has an overriding royalty interest of 7.33% after payout (4.33% before payout). Payout on this well occurred in June 1996. The Company's share of production from this well was 229,501 mcf and 18,866 barrels of oil in 1996. The increased prices and volumes from oil and gas in 1996, compared to 1995, demonstrate the sensitivity of the Company's operations to price fluctuations and its current dependence on a small number of producing wells. Should there be a significant decline either in the volumes or in the prices the Company receives for its oil and gas production, the Company's results of operations, financial position, and cash flows could be adversely affected.

     Exploration (including geological and geophysical costs) and production expenses increased $1,001,980 in 1996 compared to 1995 primarily as a result of one well abandoned in September 1996 ($647,355) and increased exploration expense of ($569,354) related to increased personnel associated with the Company's two exploration projects. DD&A expense in 1996 increased $238,478 over 1995. DD&A expense on oil and gas properties was $142,344 in 1996 compared to $114,090 in 1995 and represented a significant per equivalent barrel decrease as a result of increased reserves due to revisions in engineering estimates (34,952 net equivalent barrels) principally associated with the Bois D'Arc well. Depreciation and amortization expense of equipment and software increased from $278,297 in 1995 to $488,521 in 1996 principally as a result of additions aggregating $818,497 in computer equipment and geophysical software.

     Net other income increased $273,021, principally as a result of increased interest income due to the increase in available cash resulting from the Merger in December 1995. General and administrative expense increased $800,343 principally due to increases in personnel of $262,587 and estimated additional costs of being a public company of approximately $172,549.

RESULTS OF OPERATIONS - MARCH 17, 1994, TO DECEMBER 31, 1995

     From March 17, 1994, (the inception of Zydeco) through December 31, 1995, Zydeco's primary operations consisted of the acquisition of federal and state oil and gas leases, the acquisition of 3D seismic analysis hardware and software, the purchase of an interest in a gas well which commenced production in early 1995, the farmout of two leases (one of which resulted in commercial production in late 1995), and a one-eighth participation in the drilling of an exploratory well, which resulted in a dry hole. Due to its limited operations and because Zydeco has completed only one full fiscal year, analysis of comparable interim periods is not meaningful.

     The Company's primary operations, prior to January 1, 1995, related to (i) an initial capitalization, primarily through a private placement of 781,255 shares of convertible preferred stock at $3.20 per share, which closed on December 2, 1994, (ii) the acquisition of computer hardware equipment and software, and (iii) the acquisition of certain oil and gas leases. Revenues for the period from inception through December 31, 1994, consisted solely of $48,629 of interest income earned on proceeds received from the offering of the convertible preferred stock. Expenses incurred from inception through December 31, 1994, consisted primarily of $72,981 of general and administrative expenses and $71,268 of interest expense on advances to the Company totaling approximately $1.3 million from related parties. These advances were repaid with proceeds from the issuance of convertible preferred stock.

     For the year ended December 31, 1995, the Company had revenues of $586,752 consisting of seismic services revenue ($300,000), oil and gas sales, primarily from one gas well which began production in January 1995 ($169,235), and gains on sales of unproved leases ($117,517). Seismic services revenue of $200,000 and the related cost of service were recognized under an exchange agreement between the Company and a related party. Under this agreement, the Company agreed to provide 3D seismic analysis services in exchange for a license to use the underlying seismic data owned by the related party. As this exchange agreement represented an exchange of dissimilar goods, income and expense for 1995 reflects the gross value of seismic service revenues and related data costs associated with this transaction. The remaining $100,000 of seismic services revenue was realized in connection with performing certain seismic analysis services under the Fortune Agreement. The Company had no revenues for the comparable period from inception (March 17, 1994,) to December 31, 1994, since it had not yet commenced revenue producing activities following organization.

     During the year ended December 31, 1995, the Company had exploration costs of $261,956 primarily related to dry hole costs and related costs of plugging and abandoning a well in which the Company participated in drilling in March 1995. Geological and geophysical expense of $398,603 was composed principally of salaries and related personnel cost of $275,399 and geological and geophysical software maintenance expense of $91,593. The principal components of the $456,146 of general and administrative expenses for 1995 include $294,527 of employee salaries and related costs, $41,225 of legal and accounting costs, and $43,149 of office and facilities rent. DD&A expense totaling $392,387 for 1995 is comprised of DD&A of $114,090 on oil and gas properties and depreciation of $278,297 primarily related to technical software (which is depreciated over two years because of rapid changes in leading seismic-analysis technology) and related equipment (which is depreciated over three to seven years). General and administrative expenses for the comparable period from inception (March 17, 1994,) to December 31, 1994, were $72,981 consisting primarily of legal and office expense related to initial office operations. The Company paid no salaries in 1994. Increased revenues and expenses for the year ended December 31, 1995, reflect increased operations resulting from lease prospecting activities under the Fortune Agreement and increased expense from the addition of employees.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has generated funds from a public offering, private equity offering, company operations, and cash payments under the Fortune Agreement and the Cheniere Agreement. The Company may use its cash for any general corporate purposes, except for the funds advanced by Fortune and Cheniere which are committed to the project operations for which they were intended. Sources of funds include the December 1993 public offering of the Company's Common Stock and Warrants which raised net proceeds of approximately $7.9 million after offering costs; the December 1994 offering of convertible preferred stock by Zydeco with proceeds of approximately $2.2 million to the Company after offering costs; and cash payments of $4.8 million advanced in 1995 under the Fortune Agreement. The Cheniere Agreement, executed in April 1996, provides for Cheniere to provide funding of $13.5 million for project expenditures of which $6 million had been advanced through December 31, 1996. The parties have amended the Cheniere Agreement effective November 29, 1996, to delay the timing of the remaining payments required to be paid by Cheniere consistent with the Company's current expectations of the timing of the costs to be incurred on the Project. The Company currently anticipates that its survey contractor will resume operations in April 1997. The Company has consistently paid for all project costs as incurred under the Cheniere Agreement, including the prepayment of long-term leases of computer hardware and software to be utilized in the processing of the seismic data. At December 31, 1996, the Company had prepaid a hardware lease aggregating $746,872 to secure more attractive pricing, discounts, and terms from the hardware vendor.

     The Company had originally negotiated a turnkey seismic services agreement with a survey contractor, Grant Geophysical, Inc. ("Grant"), in an effort to control some of the costs and risks associated with the West Cameron Seismic Project survey. In December 1996, after Grant informed the Company it was ceasing survey operations due to winter weather conditions, Grant filed for protection and reorganization under Chapter 11 of the U. S. Bankruptcy statutes and currently is attempting to restructure its operations. On March 14, 1997, the Company and Grant executed a new Master Geophysical Data Acquisition Agreement ("the Agreement") providing for reimbursement of Grant under a "cost plus" services arrangement, which could have the effect of increasing seismic data acquisition costs. The nature of such an agreement increases both the risks and the management efforts associated with the seismic acquisition phase of the West Cameron Seismic Project. The Company has never attempted such a contract and there is no assurance that the Company's estimates of costs or the amount of actual costs will be less than or equal to that which might be estimated or incurred under the original turnkey contract. The Company currently estimates that the costs to complete the survey (assuming no reduction in the survey area) may run approximately 30% higher than the actual costs incurred (approximately $44,000 per square mile) under the original turnkey contract with Grant. Under the Agreement, the Company has the ability to reduce the size of the survey area. The effect of any such reduction would be to limit overall costs but increase the costs on a square mile basis due to the fixed nature of mobilization and demobilization costs. The Company paid a commitment fee of $150,000 and advanced $350,000 upon execution of the Agreement. The Company expects survey operations to commence in mid-April, subject to the delivery of a certain recording system from its manufacturer.

     The Company expects that capital needs for 1997 will be satisfied through cash on hand (including cash available from liquidation of cash equivalents and marketable securities) and cash available under the Fortune Agreement and the Cheniere Agreement. Although Cheniere may elect to discontinue its funding at any time (and thus reduce its interest in the Project), the Company believes that it has adequate existing cash to meet its obligations in connection with the West Cameron Seismic Project. The Company has budgeted approximately $12.6 million of costs related to the West Cameron Seismic Project, with Cheniere providing $10.1 million and the remaining $2.5 million to be provided by the Company. As a result of the current contract re-negotiations with Grant, the Company expects to increase its capital budget for seismic data acquisition for the West Cameron Seismic Project. Such additional costs in West Cameron (and Cheniere's share of costs in the event it elects to discontinue funding) would either be funded from available cash of the Company or from new industry participants in the Project. Alternatively, the Company could elect to reduce the contract area of the Project in order to reduce costs. Other capital needs may be met through additional issuance of equity securities, including the exercise of outstanding warrants and options of the Company, securing additional project partners, or the sale of prospects, if any, identified by the projects. The Company does not maintain any credit facilities. The Company may in the future explore the possibility of obtaining such a facility in the event the Company increases oil and gas production through the successful completion of oil and gas wells drilled by the Company. There can be no assurance that the Company will be successful in securing additional partners or additional project financing or credit financing.

     The Company's current budget for its capital expenditures for 1997 is approximately $3,009,000, including $2,556,000 of West Cameron Seismic Project costs (prior to any revisions for seismic acquisition costs) and $393,000 related to the purchase of computer equipment and software. There can be no assurance the Company will be successful in locating partners or financing to complete the West Cameron Seismic Project. Other significant additional capital expenditures may include the acquisition of additional oil and gas leases, the drilling of prospects identified on the Company's current portfolio of oil and gas leases, the acquisition of interests in producing wells, and other corporate investment opportunities determined by management and the Board of Directors to be in the interest of the Company. The amount and timing of these expenditures will be dependent upon numerous factors including the availability of capital to the Company, availability of seismic data, the number and type of drilling prospects, if any, identified as a result of the Company's 3D seismic analysis, the terms under which industry partners may participate in the Company prospects, and the cost of drilling and completing wells in the Louisiana Transition Zone and the Timbalier Trench.

     The Company currently maintains a required $300,000 bond in order to hold its present federal oil and gas leases. This bond is collateralized by a United States Treasury Note. In the event the Company determines to act as operator on a federal offshore lease or is otherwise required to increase its bonding by federal or state authorities, such additional bonding may require significant amounts of capital as collateral.

FORWARD LOOKING STATEMENTS

     Statements contained in this Item 7 concerning results or estimates of future capital expenditures, production volumes, reserve volumes, reserve values, number of development and exploration projects, total assets, cash flow, and earnings are forward-looking statements. These statements are based on assumptions concerning, among other things, the timing and completion of projects, commodity prices, recompletion and drilling results, lease operating expenses, administrative expenses, interest, and other financing costs that management believes are reasonable based on currently available information. However, management's assumptions and the Company's future performance are both subject to a wide range of business risks and there is no assurance that these goals and projections can or will be met.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required by this Item are incorporated under Item 14 in Part IV of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The information required by this item has been previously reported in accordance with the rules and regulations under the Securities Exchange Act of 1934.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT*

ITEM 11. EXECUTIVE COMPENSATION*


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT*


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS*

__________________
* Items 10, 11, 12, and 13 are incorporated by reference to the registrant's Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after the close of the registrant's fiscal year.



                                    PART  IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

(A)(1)  FINANCIAL STATEMENTS

     The following financial statements and the Report of Independent Public Accountants are filed as a part of this report on the pages indicated:


                                                                                                   Page
                                                                                                   ----
Report of Independent Public Accountants                                                           F-2
Consolidated Balance Sheets as of December 31, 1996, and 1995                                      F-3
Consolidated Statements of Operations for the Years Ended December 31, 1996,
 and 1995, and for the Period from Inception through December 31, 1994                             F-4
Consolidated Statements of Stockholders' Equity for the Years Ended December 31,
 1996, and 1995, and for the Period from Inception through December 31, 1994                       F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, and
 1995, and for the Period from Inception through December 31, 1994                                 F-6
 Notes to Consolidated Financial Statements                                                        F-7
 Supplemental Information on Oil and Gas Producing Activities                                      F-19


(A)(2) FINANCIAL STATEMENTS SCHEDULES

       Not applicable.

(A)(3) EXHIBITS

     The exhibits to this report have been included only with the copies of this report filed with the Securities and Exchange Commission. Copies of individual exhibits will be furnished to stockholders upon written request to Treasurer, Zydeco Energy, Inc., 1710 Two Allen Center, 1200 Smith Street, Houston, Texas 77002 with payment of a reasonable fee.


EXHIBIT NO.  DESCRIPTION

3.1+ Certificate of Incorporation and Certificates of Amendment thereto (filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

3.2+ Form of Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company's Registration Statement on Form S-1 (Reg. No. 33-65286))

4.1+         Form of Certificate representing shares of Common Stock (filed as
             Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

4.2+ Form of Certificate evidencing Common Stock Purchase Warrants (filed as Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

4.3+ Unit Purchase Option Granted to Underwriters by the Company (filed as Exhibit 4.3 to the Company's Registration Statement on Form S-1 (Reg. No. 33-65286))

4.4+ Warrant Agreement between Continental Stock Transfer & Trust Company and the Company (filed as Exhibit 4.4 to the Company's Registration Statement on Form S-1 (Reg. No. 33-65286))

4.5+ Certificate of Designation evidencing shares of Preferred Stock (filed as Exhibit 4.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

4.6+         Form of Certificate evidencing shares of Preferred Stock (filed as
             Exhibit 4.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

4.7+ Form of Stock Purchase Warrant granted by Zydeco and Letter to holders from the Company (filed as Exhibit 4.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

10.1+ Share Escrow Agreement between the Company and Continental Stock Transfer & Trust Company (filed as Exhibit 10.6 to the Company's Registration Statement on Form S-1 (Reg. No. 33-65286))

10.2+ Warrant Agreement (filed as Exhibit 4.4 to the Company's Registration Statement on Form S-1 (Reg. No. 33-65286))

10.3+ Zydeco 1995 Employee Stock Option Plan and form of letter to Optionees from the Company (filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

10.4+        Employment Agreement between Zydeco and Stephen W. Knecht (filed as
             Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

10.5+ Employment Agreement between Zydeco and John W. McTigue, Jr. (filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

10.6+ Exploration Agreement between Zydeco and Lagniappe Exploration, Inc. (predecessor to Fortune Petroleum, Inc.) (filed as Exhibit
             10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

10.7+ Farmout Agreement between Zydeco and Bois D'Arc Exploration (filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

10.8+ Farmout Agreement between Zydeco, Fortune and Southern Gas Company of Delaware (filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

10.9+ Option Agreement dated February 7, 1996, between the Company and Norman Neidell concerning certain wave field imaging Technology (filed as Exhibit 10.1 to the Company's Quarterly Report on
             Form 10-Q for the three months ended March 31, 1996)


10.10+ Exploration Agreement between Zydeco Exploration, Inc. and Cheniere Energy Operating Co., Inc. (formerly FX Energy, Inc.) dated April 4, 1996 (filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 1996)

10.11+ Master Geophysical Data Acquisition Agreement dated June 12, 1996, (executed August 5, 1996) between Zydeco Exploration, Inc. and Grant Geophysical, Inc. (filed as Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 1996)

10.12+ Second Amendment to the Exploration Agreement between Zydeco Exploration, Inc. and Cheniere Energy Operating Co., Inc. (formerly FX Energy, Inc.) dated August 5, 1996 (filed as Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 1996)

10.13+ Third Amendment to the Exploration Agreement between Zydeco Exploration, Inc. and Cheniere Energy Operating Co., Inc. (formerly FX Energy, Inc.) dated October 31, 1996 (filed as Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 1996)

10.14 Fourth Amendment to the Exploration Agreement between Zydeco Exploration, Inc. and Cheniere Energy Operating Co., Inc. (formerly FX Energy, Inc.) dated November 29, 1996

11.1         Statement regarding computation of per share earnings

21.1+ List of Subsidiaries (filed as Exhibit 21.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

23.1         Consent of Arthur Andersen LLP

23.2         Consent of Ryder Scott Company

27           Financial Data Schedule
-------------------
+    Incorporated herein by reference to the indicated filing.


(B)  REPORTS ON FORM 8-K

     No Reports on Form 8-K were filed during the fourth quarter of 1996.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas.

                                        ZYDECO ENERGY, INC.
                                        (Registrant)



                                        By: /s/ SAM B. MYERS, JR.
                                            -----------------------------
                                                Sam B. Myers, Jr.
                                            Chairman of the Board and
                                             Chief Executive Officer



            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                        Title                                                           Date
---------                        -----                                                           ----

  /s/ SAM B. MYERS, JR.          Chairman of the Board, and Chief                                March 20, 1997
  ---------------------------    Executive Officer (Principal Executive Officer)
  Sam B. Myers, Jr.

  /s/ EDWARD R. PRINCE, JR.      Director, Vice Chairman of the Board                            March 20, 1997
  ---------------------------
  Edward R. Prince, Jr.

  /s/JOHN O. SMITH               Director, President and Chief Operating Officer                 March 20, 1997
  ---------------------------
  John O. Smith

  /s/ W. KYLE WILLIS             Vice President, Treasurer, and Chief                            March 20, 1997
  ---------------------------    Financial Officer (Principal Accounting Officer)
  W. Kyle Willis

  /s/ PHILIP A. TUTTLE           Director                                                        March 20, 1997
  ---------------------------
  Philip A. Tuttle

  /s/ HARRY C. JOHNSON           Director                                                        March 20, 1997
  ---------------------------
  Harry C. Johnson

  /s/ CHARLES E. BRADLEY, SR.    Director                                                        March 20, 1997
  ---------------------------
  Charles E. Bradley, Sr.


                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS.....................  F-2

CONSOLIDATED FINANCIAL STATEMENTS
     Consolidated Balance Sheets.............................  F-3
     Consolidated Statements of Operations...................  F-4
     Consolidated Statements of Stockholders' Equity.........  F-5
     Consolidated Statements of Cash Flows...................  F-6
     Notes to Consolidated Financial Statements..............  F-7
     Supplemental Information on Oil and Gas
       Producing Activities..................................  F-19

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO THE STOCKHOLDERS AND THE BOARD OF DIRECTORS OF ZYDECO ENERGY, INC.:


We have audited the accompanying consolidated balance sheets of Zydeco Energy, Inc. (a Delaware corporation) and subsidiary as of December 31, 1996, and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended and the period from inception (March 17, 1994) through December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zydeco Energy, Inc. and subsidiary as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996, and 1995, and the period from inception (March 17, 1994) through December 31, 1994, in conformity with generally accepted accounting principles.



                                           ARTHUR ANDERSEN LLP


Houston, Texas
February 28, 1997 (except with
respect to the matter discussed
in Note 10, as to which
the date is March 14, 1997)

                      ZYDECO ENERGY, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                          DECEMBER 31,
                                                    -------------------------
                                                       1996            1995
                                                      ------          ------
                  ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents                         $ 6,906,650   $   517,781
  Marketable Securities                                 845,852    10,938,674
  Oil and Gas Revenue Receivables                       327,975        67,024
  Other Receivables                                      21,244        46,546
  Prepaid Expenses                                      130,495            --
                                                    -----------   -----------
    TOTAL CURRENT ASSETS                              8,232,216    11,570,025

Oil & Gas Properties, Using Successful Efforts
 Method of Accounting
  Proved Properties                                     300,784       309,110
  Unproved Properties                                   488,290            --
Equipment and Software, at Cost                       1,608,207       789,710
                                                    -----------   -----------
                                                      2,397,281     1,098,820
Less: Accumulated Depreciation, Depletion
 and Amortization                                    (1,026,046)     (399,541)
                                                    -----------   -----------
                                                      1,371,235       699,279
Operating Bond and Other Assets                         308,151       313,101
                                                    -----------   -----------
TOTAL ASSETS                                        $ 9,911,602   $12,582,405
                                                    ===========   ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                  $   692,188   $   284,219
  Accrued Liabilities                                   232,738       355,833
  Exploration Obligations                             2,489,732     3,210,477
  Short-Term Bridge Financing Notes Payable                  --       225,028
  Capital Lease Obligation-Current Portion              157,537       160,693
                                                    -----------   -----------
       TOTAL CURRENT LIABILITIES                      3,572,195     4,236,250

CAPITAL LEASE OBLIGATION                                     --       157,537

COMMITMENTS AND CONTINGENCIES (NOTE 10)

STOCKHOLDERS' EQUITY
  Convertible Preferred Stock, Par Value $.001
   Per Share; 1,000,000 Shares Authorized;
   781,255 Shares Issued and Outstanding at
   December 31, 1995                                         --           781
  Common Stock, Par Value $.001 Per Share;
   50,000,000 Shares Authorized; 7,374,905 and
   6,562,530 Shares Issued; 6,593,650 and
   5,781,275 Shares Outstanding, Respectively             7,375         6,563
  Additional Paid-In Capital                          9,503,943     9,495,053
  Accumulated Deficit                                (3,164,659)   (1,306,527)
  Less Treasury Stock, at Cost; 781,255 Shares           (7,252)       (7,252)
                                                    -----------   -----------
    TOTAL STOCKHOLDERS' EQUITY                        6,339,407     8,188,618
                                                    -----------   -----------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 9,911,602   $12,582,405
                                                    ===========   ===========

The accompanying notes are an integral part of these financial statements.

                      ZYDECO ENERGY, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              PERIOD FROM
                                                                               INCEPTION
                                           YEARS ENDED DECEMBER 31,          (MARCH 17, 1994)
                                         ----------------------------            THROUGH
                                            1996              1995          DECEMBER 31, 1994
                                         -----------     ------------      -------------------
REVENUES
  Oil and Gas Sales                      $ 1,422,227      $   169,235           $       --
  Gain on Sales of Properties                 16,319          117,517                   --
  Seismic Services                            31,500          300,000                   --
                                         -----------      -----------           ----------
                                           1,470,046          586,752                   --

EXPENSES
  Dry Hole and Production Costs              722,074          289,448               30,108
  Geological and Geophysical Expenses        967,957          398,603                   --
  Seismic Service Costs                           --          200,000                   --
  General and Administrative Expenses      1,256,489          456,146               72,981
  Depreciation, Depletion, and
   Amortization                              630,865          392,387                7,153
                                         -----------      -----------           ----------
                                           3,577,385        1,736,584              110,242

OPERATING LOSS                            (2,107,339)      (1,149,832)            (110,242)

OTHER INCOME (EXPENSE)
  Interest Income                            293,414           46,555               48,629
  Interest Expense                           (44,207)         (70,369)             (71,268)
                                         -----------      -----------           ----------
                                             249,207          (23,814)             (22,639)

NET LOSS                                 $(1,858,132)     $(1,173,646)          $ (132,881)
                                         ===========      ===========           ==========

PER COMMON SHARE AND SHARE EQUIVALENT--
  WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES AND COMMON SHARE EQUIVALENTS
   OUTSTANDING                             6,168,798        3,906,706            4,468,777
                                         ===========      ===========           ==========

LOSS PER COMMON EQUIVALENT SHARE         $     (0.30)     $     (0.30)          $    (0.03)
                                         ===========      ===========           ==========

The accompanying notes are an integral part of these financial statements.

                      ZYDECO ENERGY, INC. AND SUBSIDAIRY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                           CONVERTIBLE
                                         PREFERRED STOCK       COMMON STOCK      ADDITIONAL                               TOTAL
                                        ----------------    ------------------    PAID-IN    ACCUMULATED    TREASURY   STOCKHOLDER'S
                                         SHARES   AMOUNT     SHARES     AMOUNT    CAPITAL      DEFICIT        STOCK      EQUITY
                                        -------   ------    ---------   ------   ----------  -----------    --------   -------------
BALANCE AT INCEPTION
 (MARCH 17, 1994)                             -      $  -           -   $    -   $        -   $         -   $     -    $        -

Net Loss                                      -         -           -        -            -      (132,881)        -      (132,881)
Issuance of Common Stock                      -         -   4,468,777    4,469       (3,514)            -         -           955
Issuance of Convertible
 Preferred Stock                        781,255       781           -        -    2,499,219             -         -     2,500,000
Convertible Preferred
 Stock Issuance Costs                         -         -           -        -     (300,427)            -         -      (300,427)
                                        -------      ----   ---------   ------    ---------   -----------   -------    ----------

BALANCE AT DECEMBER 31, 1994            781,255       781   4,468,777    4,469    2,195,278      (132,881)        -     2,067,647

Net Loss                                      -         -           -        -            -    (1,173,646)        -    (1,173,646)
Issuance of Common Stock
 Prior to Merger                              -         -     218,753      219         (175)            -         -            44
Acquisition of
 Treasury Stock                               -         -    (781,255)       -            -             -    (7,252)       (7,252)
Issuance of Common Stock
 to Acquire TN Energy                         -         -   1,875,000    1,875    7,969,650             -         -     7,971,525
Costs of the Merger                           -         -           -        -     (669,700)            -         -      (669,700)
                                        -------      ----   ---------   ------    ---------   -----------   -------    ----------

BALANCE AT DECEMBER 31, 1995            781,255       781   5,781,275    6,563    9,495,053    (1,306,527)   (7,252)    8,188,618

Net Loss                                      -         -           -        -            -    (1,858,132)        -    (1,858,132)
Options & Warrants
 Exercised for Common Stock                   -         -      31,154       31        8,890             -         -         8,921
Adjustment for Fractional
 Shares Paid in Cash                          -         -         (34)       -            -             -         -             -
Conversion of Preferred
 Stock to Common Stock                 (781,255)     (781)    781,255      781            -             -         -             -
                                        -------      ----   ---------   ------    ---------   -----------   -------    ----------

BALANCE AT DECEMBER 31, 1996                  -      $  -   6,593,650   $7,375   $9,503,943   $(3,164,659)  $(7,252)   $6,339,407
                                        =======      ====   =========   ======   ==========   ===========   =======    ==========

The accompanying notes are an integral part of these financial statements.

                      ZYDECO ENERGY, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      PERIOD FROM INCEPTION
                                                                   YEARS ENDED DECEMBER 31              (MARCH 17, 1994)
                                                                ------------------------------               THROUGH
                                                                   1996               1995               DECEMBER 31, 1994
                                                                ----------          ----------       -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                        $(1,858,132)     $ (1,173,646)             $  (132,881)
Adjustments to Reconcile Net Loss to Net Cash Provided
 by (Used in) Operating Activities:
  Depreciation, Depletion, and Amortization                         630,865           392,387                    7,153
  Abandonment of Unproved Leases                                     28,005                 -                        -
  Gain on Sales of Properties                                       (16,319)         (117,517)                       -
  Exploration and Dry Hole Costs                                  1,639,519           660,559                   30,108
  Changes in Operating Assets and Liabilities
    (Increase) in Oil & Gas Revenue Receivables                    (260,951)          (67,024)                       -
    (Increase) in Other Current Assets                             (105,193)          (34,638)                       -
    Increase in Accounts Payable                                    407,969           183,070                  101,149
    (Decrease) in Accrued Liabilities                              (123,095)         (145,487)                       -
    Other                                                                 -             3,040                        -
                                                                -----------      ------------              -----------
  Net Cash Provided by (Used in) Operating Activities               342,668          (299,256)                   5,529

CASH FLOWS FROM INVESTING ACTIVITIES:

  Additions to Oil and Gas Properties                           $  (507,377)     $    (77,573)             $  (870,000)
  Exploration and Dry Hole Costs                                 (1,639,519)         (660,559)                 (30,108)
  Proceeds from the Sale of Properties                               16,319           100,000                        -
  Cost Recovery on Exploration Agreement                                  -           628,547                        -
  Advances on Exploration Obligations                             6,000,000         4,171,453                        -
  Net Expenditures against Exploration Obligations               (6,503,043)         (960,976)                       -
  Distributions to Exploration Partner                             (217,704)                -                        -
  Purchases of Equipment and Software                              (818,497)         (140,352)                (131,849)
  Proceeds from the Sale of (Investment in) Marketable
   Securities, Net                                               10,092,822       (10,938,674)                (298,173)
                                                                -----------      ------------              -----------
  Net Cash Provided by (Used in) Investing Activities             6,423,001        (7,878,134)              (1,330,130)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Common Stock Issued in Reverse Acquisition of TN Energy       $         -      $  8,196,553              $         -
  Costs of Acquisition of TN Energy                                       -          (168,380)                       -
  Principal Payments of Capital Lease Obligations                  (160,693)         (208,973)                       -
  Borrowings of Short-Term Debt                                           -                 -                1,330,000
  Repayments of Short-Term Debt                                    (225,028)                -               (1,330,000)
  Convertible Preferred Stock Proceeds                                    -                 -                2,500,000
  Convertible Preferred Stock Offering Costs                              -                 -                 (300,427)
  Proceeds from Options and Warrants Exercised                        8,921                 -                        -
  Proceeds from Common Stock Issuances                                    -                44                      955
                                                                -----------      ------------              -----------
  Net Cash Provided by (Used in) Financing Activities              (376,800)        7,819,244                2,200,528
                                                                -----------      ------------              -----------
Net Increase (Decrease) in Cash and Cash Equivalents            $ 6,388,869      $   (358,146)             $   875,927
Cash and Cash Equivalents at Beginning of Period                    517,781           875,927                        -
                                                                -----------      ------------              -----------
Cash and Cash Equivalents at End of Period                      $ 6,906,650      $    517,781              $   875,927
                                                                ===========      ============              ===========
Cash Paid during the Period for:
  Interest                                                      $    46,296      $     70,369              $    71,268
  Income Taxes                                                  $         -      $          -              $         -

The accompanying notes are an integral part of these financial statements.

                      ZYDECO ENERGY, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

     Organization. Zydeco Energy, Inc. was incorporated in Delaware in June 1993, as a "special purpose acquisition corporation" under the name TN Energy Services Acquisition Corp. ("TN Energy"), for the purpose of raising funds and acquiring an operating business engaged in the energy services industry. Other than its efforts to acquire an energy services business, TN Energy did not engage in any business activities prior to December 1995. On December 20, 1995, the Company acquired all the outstanding common stock and preferred stock of Zydeco Exploration, Inc. ("Zydeco") pursuant to a merger (the "TN Acquisition") and changed its name to Zydeco Energy, Inc. As used herein, unless the context indicates otherwise, the term "Company" refers to Zydeco Energy, Inc. and Zydeco, its wholly-owned subsidiary. See "Note 3 - Reverse Acquisition by Zydeco".

     The Company is engaged in identifying drilling prospects, acquiring leases, drilling, and producing reserves from those properties and utilizing focused geologic concepts and advanced 3D seismic technology. In addition to utilizing advanced 3D seismic technology to evaluate and analyze prospects for the Company, the Company performs advanced geophysical seismic analysis services for third parties, principally for its exploration partners. The Company's current focus is to explore for oil and gas in the Louisiana Transition Zone, the region of land and shallow waters within a few miles of the shoreline. The Company's future operations are dependent upon a variety of factors, including, but not limited to, successful application of 3D seismic evaluation and interpretation expertise in developing oil and gas prospects, future generation of 3D seismic analysis fees, profitable exploitation of future prospects, and the Company's ability to access capital sources necessary for continued growth.

     SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation. For accounting purposes the TN Acquisition has been treated as a recapitalization of Zydeco with Zydeco as the acquiror (reverse acquisition). Accordingly, the historical financial statements prior to December 20, 1995, are those of Zydeco. The consolidated financial statements at December 31, 1996, and 1995, include the accounts of the Company and Zydeco Exploration, Inc., the wholly-owned subsidiary of the Company. All significant intercompany transactions have been eliminated in consolidation.

     Cash and Cash Equivalents. The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

     Marketable Securities. The Company's investments in marketable securities primarily consisted of short-term U. S. Treasury bills at December 31, 1996, and short-term investments in federal agency obligations under guaranteed bank repurchase agreements at December 31, 1995. As the Company's investments in marketable securities are all short-term in nature, their carrying values at December 31, 1996 and 1995 approximate fair value.

     Oil and Gas Properties. The Company accounts for its oil and gas exploration and production activities using the successful efforts method of accounting. Under this method, acquisition costs for proved and unproved properties are capitalized when incurred. Exploration costs, including geological and geophysical costs and the costs of carrying and retaining unproved properties, are expensed. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined not to have found proved reserves. Costs of productive wells, developmental dry holes and productive leases are capitalized and amortized on a property-by-property basis using the unit-of-production method. The estimated costs of future plugging, abandonment, restoration and dismantlement are considered as a component of the calculation of depreciation, depletion, and amortization. Unproved properties with significant acquisition costs are assessed periodically on a property-by-property basis and any impairment in value is charged to expense.

                      ZYDECO ENERGY, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



     Equipment. Hardware and software associated with the 3D seismic technology equipment, office furniture, and leasehold improvements are recorded at cost, and the related depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, which range from 2 to 7 years.

     Impairment of Long-Lived Assets. The Company elected to adopt Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" effective in 1994. Management reviews its long-lived assets (i.e., oil and gas properties and equipment) whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. If the carrying amounts of any of the Company's oil and gas properties or equipment are greater than their projected undiscounted future cash flows, an impairment loss to adjust the properties or equipment to fair value is recognized. Through December 31, 1996, no such provision for impairment was necessary. This determination of future cash flows from proved properties is based on current proved oil and gas reserve estimates and current oil and gas prices and costs. Management's estimates of fair value also reflect a discount factor on future cash flows consistent with the rate used by the Company in other fair-value determinations.

     Income Taxes. The Company accounts for income taxes under SFAS No. 109 which requires the asset and liability approach to accounting for income taxes. Under this approach, deferred income taxes are determined based upon differences between the financial statement and tax bases of the Company's assets and liabilities and operating loss carryforwards using enacted tax rates in effect for the years in which the differences are expected to reverse. Deferred tax assets are recognized if it is more likely than not that the future tax benefit will be realized.

     Oil and Gas Revenues. Oil and gas revenues are recorded using the entitlements method of accounting, whereby the Company recognizes oil and gas revenues as their entitlement share is produced. Individually and in the aggregate, the Company has no material gas imbalances as of December 31, 1996.

     Seismic Service Revenues. Seismic service revenues are recognized as services are performed.

     Earnings Per Share. Earnings per common share and common share equivalent (primary earnings per share) is based on the weighted average number of shares of common stock and common equivalent shares outstanding during the period. The common stock options, common stock warrants, and convertible preferred stock are common stock equivalents but were anti-dilutive in all periods presented.

     Treasury Stock. Treasury stock is recorded at cost and represents the value of 781,255 common shares purchased in January 1995, from an officer of the Company in consideration for an overriding royalty interest in certain properties in which the Company had an interest at the time of the treasury stock purchase. The Company had no proved reserves at the time of the transaction. The cost of treasury stock of $7,252 was determined on the basis of a pro-rata allocation of the Company's accumulated cost in unproved properties at the time of the transaction in comparison to the net revenue interest transferred.

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates with regard to these financial statements include the estimate of proved oil and gas reserve volumes and the related discounted future net cash flows therefrom. See "Supplemental Information on Oil and Gas Producing Activities".

     Reclassifications. Certain reclassifications of prior period amounts have been made to conform with current year presentation.

                      ZYDECO ENERGY, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



2.   EXPLORATION AGREEMENTS.

     Fortune Exploration Agreement- In February 1995, Zydeco entered into an Exploration Agreement (the "Fortune Agreement") with a predecessor of Fortune Petroleum Corporation ("Fortune"). Under the Fortune Agreement, Fortune advanced $4.8 million in a series of payments to purchase a 50% interest in certain potential prospects ("Prospects") owned by the Company and to fund the initial development of the potential Prospects. Pursuant to the Fortune Agreement, $628,547 represented a reimbursement of certain of the costs previously incurred by the Company on the potential Prospects. The remaining funds are designated for all third-party costs of preparing the potential Prospects for evaluation, including lease acquisition, lease maintenance, and the acquisition, processing and interpretation of seismic data. Thereafter, the Fortune Agreement provides that the parties shall bear any additional costs equally. At December 31, 1996, and 1995, the portion not yet expended is recorded as an exploration obligation and classified as a current liability. Future expenditures incurred on Prospect leads will be charged against the obligation. No expenditures incurred pursuant to the Fortune Agreement will be recognized by the Company until the parties begin sharing equally in such costs, if any. At December 31, 1996, inception-to-date expenditures under the Fortune Agreement aggregated approximately $2,352,770, net of interest earned of $161,758 and revenue from farmout of interests of $66,319.

     The Fortune Agreement provides that the Company may, at its option, perform seismic data or well log processing on the Prospects utilizing its own facilities rather than engaging third parties. Revenues related to in-house processing of the Prospects were $31,500 and $100,000 for the years ended December 31, 1996, and 1995, respectively.

     Cheniere Exploration Agreement- In April 1996, the Company executed an Exploration Agreement (the "Cheniere Agreement") with Cheniere Energy Operating Co., Inc. ("Cheniere") covering an area of land and waters in western Cameron Parish, Louisiana ("West Cameron Seismic Project"). The Cheniere Agreement provides for aggregate payments to Zydeco of $13.5 million to fund the costs of seismic acquisition, including the purchase of seismic rights or lease options on the related onshore acreage of the West Cameron Seismic Project, and to complete data acquisition and processing of a 3D seismic survey of the onshore and offshore areas. The Cheniere Agreement, as amended, provides that Cheniere may receive up to a 50% interest in the West Cameron Seismic Project and in any leases acquired as a result thereof through May 2001, based on Cheniere completing its funding of the entire $13.5 million. The Cheniere Agreement provides that Cheniere may discontinue funding at any time and its interest would then be reduced pro rata based on the West Cameron Seismic Project's total cost. Seismic operations commenced in August 1996. At December 31, 1996, the Company had incurred costs of approximately $5,806,113 in connection with the West Cameron Seismic Project net of interest earned of $31,067 on the unused project funds. As amended, the Cheniere Agreement provides for the remaining payments to be paid by Cheniere consistent with the Company's current expectations of the timing of costs to be incurred on the Project. At December 31, 1996, Cheniere had advanced $6 million under the Cheniere Agreement.

     Each of the above exploration agreements contains provisions whereby either party to the agreement has the right to "farmout" a portion or all of its interest in a prospect under a put arrangement. In the event of such a farmout, the farmor would retain a two percent of eight eighths overriding royalty interest in the project, convertible into a 20% of eight eighths working interest after the other party recouped its drilling, completion, and hook-up costs of the well from production. Should either party farmout a smaller working interest, the overriding royalty and after-payout working interests would be proportionately reduced.

3.   REVERSE ACQUISITION BY ZYDECO.

     On December 20, 1995, the shareholders of TN Energy approved a merger with Zydeco ("the Merger"). Pursuant to the Merger Agreement, each outstanding share of common stock of Zydeco, par value $.000333 per share, was converted into the right to receive 1.56251 shares of Common Stock of TN Energy, par value $.001 per share; each share of convertible preferred stock of Zydeco, par value $5.00 per

                      ZYDECO ENERGY, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



     share, was converted into the right to receive 1.56251 shares of Convertible Preferred Stock of TN Energy, par value $.001 per share, and any fractional shares settled in cash.

     In addition, TN Energy assumed Zydeco's existing stock options issued in connection with Zydeco's 1995 Employee Stock Option Plan (the "Plan"), substituting shares of Common Stock of TN Energy as the shares subject to purchase under the Plan. Further, TN Energy assumed each existing common stock warrant issued by Zydeco, substituting Common Stock of TN Energy as the shares subject to purchase under the warrants. The number of shares subject to purchase under option and warrant agreements was adjusted by multiplying the number of Zydeco option or warrant shares by the exchange ratio of 1.56251 shares. The exercise prices for Zydeco options and warrants were adjusted by dividing the stated exercise price by the exchange ratio. After completion of the Merger, TN Energy changed its name to Zydeco Energy, Inc. At the conclusion of the Merger on December 21, 1995, Zydeco Energy, Inc. had 5,781,275 shares of Common Stock outstanding and 781,255 shares of Convertible Preferred Stock outstanding.

     The Merger was treated as a reverse acquisition for accounting purposes with Zydeco as the acquiror and TN Energy as the acquiree based upon Zydeco's then current officers and directors assuming management control of the resulting entity and the value and ownership interest being received by current Zydeco stockholders exceeding that received by TN Energy stockholders. The Merger, for accounting purposes, was treated as if Zydeco issued additional capital stock to TN Energy shareholders for cash. The net assets of TN Energy on the date of the Merger were $7,971,525 and, accordingly, the common shares of TN Energy on such date were recorded as an increase in common stock and additional paid-in capital. The costs incurred in connection with the Merger of approximately $669,700 were charged to additional paid-in capital at December 31, 1995.

4.   INCOME TAXES

     Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                       DECEMBER 31,
                                              ------------------------------
                                                 1996                1995
                                              ------------------------------

     Deferred Tax Liability                   $          -        $        -
                                              ============        ==========
     Deferred Tax Assets
       Net Operating Loss Carryforwards       $    845,499        $  272,513
       Book/Tax Differences in Bases
         of Oil and Gas Assets                $    211,457        $  138,263
       Less Valuation Allowance               $ (1,056,956)       $ (410,776)
                                              ------------        ----------
     Total Deferred Tax Assets                $          -        $        -
                                              ============        ==========
     Net Deferred Tax Liability               $          -        $        -
                                              ============        ==========

     As of December 31, 1996, the Company had a net operating loss carryforward for federal income tax purposes approximately equal to the accumulated deficit recognized for book purposes, which will be available to reduce future taxable income. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period. Because of the current uncertainty of realizing such tax asset in the future, a valuation allowance has been recorded equal to the amount of the net deferred tax asset, which caused the Company's effective tax rate to differ from the statutory income tax rate. The net operating loss carryforward, if not utilized, will begin to expire in the year 2009.

                      ZYDECO ENERGY, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



5.   INDEBTEDNESS.

     Long-term Obligations. Balances of the Company's long-term obligations at December 31, 1996 and 1995 consist of the following:

                                            1996                  1995
                                     --------------------   -------------------
                                       CURRENT   LONG-TERM   CURRENT  LONG-TERM
                                     ---------  ---------   --------- ----------

        Computer Hardware Lease      $ 157,537  $       -   $ 160,693 $  157,537
                                     =========  =========   ========= ==========

     Capital Lease - Computer Hardware. Amortization is calculated on a three-year, straight-line basis and aggregated $316,747 as of December 31, 1996. This lease has a stated interest rate of 19.45%. The lease is collateralized by the computer equipment utilized under the lease.

     Bridge Financing. In connection with the Merger, TN Energy entered into a financing arrangement ("Bridge Financing") and ultimately borrowed $225,028 from three investors ("Bridge Lenders") to finance TN Energy's share of legal, accounting, and printing costs of the Merger. The notes, including accrued interest at 10%, were repaid in January 1996. In December 1995, in connection with arranging the Bridge Financing, the Company issued to the Bridge Lenders warrants to purchase 225,028 shares of Common Stock ("Non-Redeemable Bridge Warrants") at a purchase price of $5.33 per share. See "Note 6 - Convertible Preferred Stock, Common Stock, and Warrants".

     In addition, options to purchase 225,000 outstanding shares of the Company were granted in December 1995, by certain stockholders of the Company. The options were granted by the stockholders for 150,000 shares to the Bridge Lenders as an inducement to make the Bridge Financing and for 75,000 shares to other Principals in connection with discussions with TN Energy that resulted in the introduction of Zydeco. The aggregate exercise price for all the options granted was approximately $30. The cost of such options was reflected as a financing expense and capital contribution, respectively, by the Company prior to the Merger.

     Maturities. The Company's existing indebtedness completely matures in 1997. The aggregate amount of the remaining lease payments for the Company's capital lease obligation discussed above is $170,750 in 1997, including interest of $13,213.

     Operating Leases. The Company incurred rental expense of $125,734 and $37,465 in 1996, and 1995, respectively, in connection with its office leases. See "Note 7 - Related-Party Transactions". At December 31, 1996, future minimum lease payments for leases having initial or remaining noncancelable lease terms in excess of one year are presented below:

                                YEAR    AMOUNT
                               ----------------
                                1997   $126,481
                                1998    123,947
                                1999     11,851

6.   CONVERTIBLE PREFERRED STOCK, COMMON STOCK, AND WARRANTS.

     In connection with a $2.5 million private placement in December 1994 (the "1994 Private Placement"), Zydeco issued 781,255 shares of convertible preferred shares. During the six month period ended June 30, 1995, Zydeco issued 218,753 common shares for nominal consideration. In connection with the Merger, 1,875,000 shares of Common Stock were effectively issued to the shareholders of TN Energy with entries

                      ZYDECO ENERGY, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



     to common stock and additional paid-in capital totaling $7,971,525, the net assets of TN Energy on the date of the Merger (comprised primarily of cash and marketable securities).

     Conversion of Preferred Stock. Shares of Convertible Preferred Stock, par value $.001, were subject to conversion at a rate of one share of Common Stock for each share of Convertible Preferred Stock upon either (i) the occurrence of a successful public offering or (ii) in the event the closing price for the Common Stock equaled or exceeded $6.50 for a period of 30 consecutive trading days. The price of the Common Stock exceeded the minimum price for the required period in June 1996, and, accordingly, the Company exercised its option to convert all shares of Convertible Preferred Stock to Common Stock effective July 15, 1996.

     Placement Warrants. In connection with the 1994 Private Placement, Zydeco issued 72,268 Common Stock purchase warrants ("Placement Warrants") to the participating placement agents, each of which entitles the holder to purchase one share of Common Stock at an exercise price of $1.60 per share at any time prior to their expiration on December 2, 1999. These warrants are subject to a cashless exercise provision (i.e., the exercise price may be satisfied by canceling a number of unexercised warrants valued by the difference between the exercise price and the market value of the shares). The initial value of such warrants issued in connection with the private placement was immaterial. No Placement Warrants had been exercised prior to 1996. In 1996, Placement Warrants were exercised for 29,592 shares of Common Stock, net of 9,575 warrant shares tendered in satisfaction of the exercise price. At December 31, 1996, there were 33,101 unexercised Placement Warrants outstanding.

     Redeemable Warrants. On December 21, 1993, the Company sold 1,500,000 units ("Units") in its initial public offering ("IPO"). Each Unit consists of one share of the Company's Common Stock, $.001 par value, and two redeemable Common Stock Purchase Warrants ("Redeemable Warrants"). Each Redeemable Warrant entitles the holder to purchase from the Company one share of Common Stock at an exercise price of $5.50, during the period commencing on the later of the consummation by the Company of a Business Combination or one year from the effective date of the IPO, effectively December 20, 1995, and ending seven years from the effective date of the IPO, effectively December 13, 2000. The Merger constituted a business combination under the terms of the Redeemable Warrants. The Redeemable Warrants will be redeemable at a price of $.01 per warrant upon 30 days' notice at any time, only in the event that the last sale price of the Common Stock is at least $10.00 per share for 20 consecutive trading days ending on the third day prior to the date on which notice of redemption is given.

     The Company also issued, in connection with the IPO, an aggregate of $150,000 of promissory notes to certain accredited investors. These notes bore interest at the rate of 10% per annum and were repaid on the consummation of the Public Offering with accrued interest thereon. In addition, the investors were issued 300,000 Redeemable Warrants valued at a nominal amount. At December 31, 1996, no Redeemable Warrants had been exercised.

     Unit Purchase Options. Also on December 21, 1993, the Company sold to the underwriters in the IPO and their designees, for nominal consideration, the right to purchase up to 150,000 units ("Unit Purchase Options"). The Unit Purchase Options are exercisable initially at $6.60 per Unit ("Option Exercise Price") until December 13, 1998, when they expire. The Unit Purchase Options contain anti-dilution provisions providing for adjustment of the Option Exercise Price upon the occurrence of certain events, including the issuance of shares of Common Stock or other securities convertible into or exercisable for shares of Common Stock at a price per share less than the Option Exercise Price or the market price of the Common Stock, or in the event of any recapitalization, reclassification, stock dividend, stock split, stock combination, or similar transaction. The Unit Purchase Options grant to the holders thereof certain "piggyback" and demand registration rights for periods of seven and five years, respectively, from the date of the IPO. The underwriters' units issuable upon the exercise of the Unit Purchase Options are identical to the Units discussed above, except that the warrants contained therein expire five years from the effective date of the IPO, or December 13, 1998, and cannot be redeemed. At December 31, 1996, no Unit Purchase Options had been exercised.

                      ZYDECO ENERGY, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



     Non-Redeemable Bridge Warrants. In December 1995, in connection with arranging the Bridge Financing, the Company issued to the Bridge Lenders warrants to purchase 225,028 shares of Common Stock ("Non-Redeemable Bridge Warrants"), at an exercise price of $5.33 per share. The terms of the Non-Redeemable Bridge Warrants are identical to the terms of the Redeemable Warrants, except that they are not redeemable and are subject to a cashless exercise provision. At December 31, 1996, no Non-Redeemable Bridge Warrants had been exercised.

7.   RELATED-PARTY TRANSACTIONS.

     In June 1996, the Company, with the approval of the Board of Directors (Mr. Sam B. Myers, Jr. abstaining), purchased all the working interest in certain unproved properties consisting of five non-producing offshore oil and gas leases from entities beneficially owned or controlled by affiliates (the "Myers Affiliates") of the Company's Chief Executive Officer, Mr. Sam
     B. Myers, Jr. The Company paid $302,464 (represented by the Myers Affiliates as its accumulated cost in the property interests) for the leases which are located in state waters offshore Louisiana. The leases are subject to 7.5% back-in after payout by the Myers Affiliates. The Myers Affiliates also own an aggregate of between 4.5% and 7.5% overriding royalty interest in these leases, which interests were owned by the Myers Affiliates prior to this transaction with the Company. In addition, two Vice Presidents and an employee of the Company (formerly officers of certain Myers Affiliates) own overriding royalty interests under the leases and one such employee received an additional 1% overriding royalty interest pursuant to an employment contract. In addition, at the time of purchase of the property interests, the two Vice Presidents also received an aggregate one-half percent overriding royalty interest in the properties directly from the Myers Affiliate. In May 1996, the Company purchased certain proprietary geologic and geophysical data and computer equipment which was being utilized by the Company from a Myers Affiliate for $145,490.

     In August 1996, the Company, with the approval of the Board of Directors (Mr. Sam B. Myers, Jr. abstaining), purchased non-producing leasehold interests owned by a Myers Affiliate and agreed to participate in the drilling of an exploratory well located in Timbalier Bay in state waters offshore Louisiana. The Company paid $187,500 for a 37.5% working interest in the drilling prospect. The Myers Affiliate owns an aggregate of between 33.1% and 37.25 % net revenue interest in the prospect leases and Mr. Myers owns an approximate 1.6% net revenue interest under portions of the leases. The Myers Affiliates participated in the well with a working interest of 41.2% and paid their proportionate share of the estimated cost of drilling and completion of the well. The Myers Affiliates can also back-in for 25% of the well after payout. In addition, an affiliate of a director of the Company also purchased a 5% working interest in the properties on the same basis as the terms of the Company's participation. Two of the Company's Vice Presidents also own net revenue interests in the prospect leases, one of which also purchased an additional 1% working interest participation in the property at the same time and on the same basis as the terms of the Company's participation. Drilling of the well commenced in August 1996 and was abandoned in September 1996 for mechanical reasons without testing the well's primary objectives. The Company has undertaken to sell a portion or farmout its interest in this prospect and at December 31, 1996, reflected $187,500 in unproved and unevaluated properties related to the prospect. The Company charged $647,355 to exploration expense in 1996 in connection with the drilling and abandonment of the well.

     In 1996, the Company licensed software and purchased related software maintenance services aggregating $325,768 from an unaffiliated vendor. Subsequently, in October 1996, an officer and director of the Company became a director of the vendor.

     The Company engaged the services of a law firm, including the services of a partner in the firm who is a relative of an officer and director of the Company. The Company incurred expenses of approximately $109,902 and $118,970 to this firm during the years ended December 31, 1996, and 1995, respectively.

     Zydeco entered into an exchange agreement, dated January 1, 1995, with an entity beneficially owned by certain Myers Affiliates where certain officers and/or directors are officers and/or directors of the

                      ZYDECO ENERGY, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



     Company, and agreed to provide 3D seismic analysis services in exchange for a license to such data. The value of this exchange was determined by the parties to be $200,000. As this exchange agreement represents an exchange of dissimilar goods, income and expense reflects the gross value of seismic service revenues and related data costs associated with this transaction for 1995.

     Effective January 1, 1995, Zydeco assumed an obligation for office facilities under an operating lease agreement expiring in March 1997, from a Myers Affiliate where certain officers of the Company were, at the time, also officers and/or directors of the Myers Affiliate. The lease agreement required base monthly payments of $3,122. In connection with the relocation of the Company's offices in June 1996, the Company bought out the remaining nine month term under this lease for $24,615. Rental expense related to this lease was $44,887 and $37,340 which is included in general and administrative expenses for the years ended 1996, and 1995, respectively.

     Effective December 15, 1994, Zydeco assumed an obligation related to certain computer equipment and related software under a capital financing lease expiring October 1997, from a Myers Affiliate where certain officers of the Company were, at the time, also officers and/or directors of the Myers Affiliate. The leased equipment was assigned to the Company by such entity, and the original lender has released the entity from all liability in the event of the Company's non-performance.

8.   STOCK OPTION PLANS.

     At December 31, 1996, the Company had three stock-based compensation plans, which are described below. Each Plan provides for the granting of options generally at not less than the per share market price on the date of grant. The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's three stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123 "Accounting for Stock-Based Compensation", the Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below:

                                                         1996          1995
                                                     ------------  ------------

        Net Loss                    As Reported      $ (1,858,132) $ (1,173,646)
                                    Pro Forma        $ (2,296,904) $ (1,291,163)

        Loss Per Common
          Equivalent Share          As Reported      $      (0.30) $      (0.30)
                                    Pro Forma        $      (0.37) $      (0.33)

     For purposes of the above proforma disclosure, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1996 and 1995, respectively: no dividend yield for both years, expected volatility of .52 and .10, risk-free interest rates of 5.2% for both years, and expected lives of 10 years for all options. In connection with the above assumptions, the estimated weighted average fair value of options granted in 1996 and 1995 is $4.07 and $.56 per share, respectively.

     In February 1995, Zydeco's board of directors approved the 1995 Employee Stock Option Plan (the "Zydeco Plan") for certain employees of the Company and any subsequently incorporated subsidiaries of the Company. The Zydeco Plan provides for the granting of stock options to purchase up to an aggregate of one million (pre-Merger) common shares. Options to purchase 1,006,256 (post-Merger) shares of stock at a price of $1.60 per share, as adjusted pursuant to the Merger, were granted in March 1995. Such options are non-compensatory, vest over a four-year period and terminate no later than March 2005. Pursuant to the terms of the Merger, options granted pursuant to the Zydeco Plan were assumed by the Company and an equivalent number of shares of Common Stock are reserved for issuance upon exercise of

                      ZYDECO ENERGY, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



     the assumed Zydeco Plan options. See "Note 3 - Reverse Acquisition by Zydeco". Common Stock was issued in the amount of 1,562 shares in connection with stock options exercised in 1996, under the Zydeco Plan. Shares exercisable under vested options issued under the Zydeco Plan aggregated 501,565 shares and 251,564 shares at December 31, 1996, and 1995, respectively.

     On January 4, 1996 the Board of Directors approved and adopted the Zydeco Energy, Inc. 1996 Equity Incentive Plan (the "1996 Plan"). The 1996 Plan authorizes the grant of various stock and stock-related awards to key management and other personnel on the basis of individual and corporate performance. The Plan provides for the granting of stock options to purchase an aggregate of 350,000 shares of Common Stock, which are reserved for such purpose. In 1996, options to purchase 495,000 shares were granted to employees at exercise prices ranging between $5 and $67/8 per share. Options for 100,000 shares of Common Stock granted in January 1996, expired in February 1996, upon termination of an employee. The net 45,000 option shares granted in excess of the authorized limit of the 1996 Plan were granted subject to the approval of shareholders at the Company's next Annual Meeting scheduled in May 1997. At December 31, 1996, no options had been exercised or were exercisable under the 1996 Plan. Such options are non-compensatory, vest over a four-year period and terminate no later than ten years after the date of grant unless otherwise determined by the Compensation Committee.

     Also on January 4, 1996, the Board of Directors adopted the 1996 Non-employee Director Stock Option Plan (the "1996 Director Plan") and granted an aggregate of 45,000 shares of Common Stock to three non-employee directors. The options vest, one third on April 1, 1996, 1997, and 1998, and have an exercise price of $6.88. At December 31, 1996, there were 11,250 shares exercisable under the 1996 Director Plan and no options had been exercised. The options terminate no later than ten years after the date of grant. Both the 1996 Plan and the 1996 Director Plan were approved by the Company's shareholders at the Annual Meeting on July 9, 1996.

                      ZYDECO ENERGY, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



9.   SEGMENT INFORMATION.

     The Company operates principally in one industry segment - oil and gas exploration and production ("E & P"). In 1995, the Company also had operations in one other reportable segment: 3D seismic analysis services. The assets reported in the 3D seismic analysis services segment in 1995 were used in both segments and are included in the oil and gas E & P segment in 1996. During 1994, the Company had limited operations and no revenue, other than interest income. The following table sets forth key operating information for each business segment:

                                                                                        PERIOD FROM INCEPTION
                                                           YEAR ENDED DECEMBER 31,       (MARCH 17, 1994
                                                        ------------------------------        THROUGH
                                                            1996             1995         DECEMBER 31, 1994
                                                        -------------    -------------    -----------------
     Operating Revenues
       Oil and Gas E&P                                   $  1,470,046     $    286,752     $          -
       3D Seismic Analysis Services                                 -          300,000                -
                                                         ------------     ------------     ------------
       Consolidated Total                                $  1,470,046     $    586,752     $          -
                                                         ============     ============     ============

     Operating (Loss)
       Oil and Gas E&P                                   $   (812,981)    $   (555,009)    $    (30,108)
       3D Seismic Analysis Services                                 -         (108,716)               -
       Corporate General & Administrative                  (1,294,358)        (486,107)         (80,134)
                                                         ------------     ------------     ------------
       Consolidated Total                                $ (2,107,339)    $ (1,149,832)    $   (110,242)
                                                         ============     ============     ============

     Capital Expenditures
       Oil and Gas E&P                                   $  1,077,350     $    226,770     $    870,000
       3D Seismic Analysis Services                                 -                -          468,162
       Corporate General & Administrative                     248,524                -          178,982
                                                         -------------    -------------    ------------
       Consolidated Total                                $  1,325,874     $    226,770     $  1,517,144
                                                         ============     ============     ============

     Depreciation, Depletion and Amortization
       Oil and Gas E&P                                   $    592,996     $    153,710     $          -
       3D Seismic Analysis Services                                 -          208,716                -
       Corporate General & Administrative                      37,869           29,961            7,153
                                                         ------------     ------------     ------------
       Consolidated Total                                $    630,865     $    392,387     $      7,153
                                                         ============     ============     ============

                                                                        AT DECEMBER 31,
                                                         ----------------------------------------------
                                                              1996            1995            1994
                                                         -------------    -------------    ------------

     Identifiable Assets
       Oil and Gas E&P                                   $  5,048,109/1/  $  3,501,290/1/  $  1,168,173
       3D Seismic Analysis Services                                 -          364,770          468,162
       Corporate General & Administrative                   4,863,493        8,716,345        1,059,664
                                                         ------------     ------------     ------------
       Consolidated Total                                $  9,911,602     $ 12,582,405     $  2,695,999
                                                         ============     ============     ============

     (1)    Identifiable assets of the Oil and Gas E & P segment include $3,172,378 and $3,210,477 at December 31, 1996, and 1995,
     respectively, related to the Exploration Agreements. See "Note 2 - Exploration Agreements".

     Major Customers. Oil and gas sales to two customers of $1,030,424 and $391,803, respectively, in 1996, and $133,589 to one customer in 1995, each constituted more than 10% of consolidated revenue for such years. In addition, 3D seismic services revenue of $100,000 in 1995, from one customer represented more than 10% of consolidated revenue for 1995.

                      ZYDECO ENERGY, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)



10.  COMMITMENTS AND CONTINGENCIES.

     In February 1996, the Company purchased an exclusive seismic option permit from the state of Louisiana covering approximately 51,000 acres of state waters in western Cameron Parish, Louisiana. The Company paid $783,754 for the permit. Under the Agreement with the state of Louisiana, the Company is obligated to deliver within 18 months a 3D seismic survey over the state acreage included in the permit or pay a penalty equivalent to the initial payment for the permit and/or unspecified damages. Under the option, the State of Louisiana is required to keep the information obtained from the survey confidential for a period of ten years. The Company can extend the time period for delivery of the survey for a six month period for an additional payment of $391,877. In August, 1996, the Company commenced operations for a 3D survey project (the "West Cameron Seismic Project") which includes the area covered by the permit and additional contiguous land acreage.

     In May 1996, the Company entered into a license agreement with an individual to use a proprietary 3D seismic processing and wavefield imaging technology (the "Technology"). The Company is authorized to use the Technology worldwide and exclusively in certain transition zone areas of the Gulf of Mexico, including the area covered by the West Cameron Seismic Project. The Company paid the first year's royalty fee of $40,000 in May 1996, and can, at its option, renew the license annually by payment of annual royalties as follows:

                            1997          $ 40,000
                            1998          $ 60,000
                            1999          $ 80,000
                            2000          $ 80,000
                            Thereafter    $100,000

     In August 1996, the Company negotiated and executed a turnkey seismic services agreement with its survey contractor Grant Geophysical, Inc. ("Grant") in an effort to control some of the risks associated with a survey as large as the West Cameron Seismic Project. In December 1996, after Grant informed the Company it was ceasing survey operations due to winter weather conditions, Grant filed for protection and reorganization under Chapter 11 of the U. S. Bankruptcy statutes and currently is attempting to restructure its operations. On March 14, 1997, the Company and Grant executed a new Master Geophysical Data Acquisition Agreement ("the Agreement") to commence survey operations in mid-April 1997 under a "cost plus" services arrangement. The nature of such an agreement increases both the risks and the management efforts associated with the seismic acquisition phase of the West Cameron Seismic Project. The current estimates of the cost to complete the survey (assuming no reduction in the survey area) are substantially higher than the estimates or the actual costs incurred (approximately $44,000 per square mile) under the former turnkey contract with Grant. The Company paid a committment fee of $150,000 and advanced $350,000 upon execution of the Agreement. Management currently believes that it will be able to meet its obligations under the Permit.

                      ZYDECO ENERGY, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



11.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED).

     Results of operations by quarter for the year ended December 31, 1996, are set forth in the following table. The Company had no operations prior to the Merger in December 1995.

                                                                                 1996 QUARTER ENDED
                                                           --------------------------------------------------------------
                                                             MARCH 31          JUNE 30       SEPTEMBER 30    DECEMBER 31
                                                           -------------    -------------    ------------    ------------
     REVENUES
       Oil and Gas Sales                                   $     251,535    $     305,211    $    461,038    $    404,443
       Gain on Sales of Properties                                     -           16,319               -               -
       Seismic Services                                                -           31,500               -               -
                                                           -------------    -------------    ------------    ------------
                                                                 251,535          353,030         461,038         404,443

     EXPENSES
       Dry Hole and Production Costs                               6,549           21,758         675,424          18,343
       Geological and Geophysical Expenses                       208,600          192,969         224,895         341,493
       General and Administrative Expenses                       387,398          261,513         322,290         285,288
       Depreciation, Depletion, and Amortization                 110,365          151,364         181,763         187,373
                                                           -------------    -------------    ------------    ------------
                                                                 712,912          627,604       1,404,372         832,497

     OPERATING LOSS                                             (461,377)        (274,574)       (943,334)       (428,054)

     OTHER INCOME (EXPENSE)
       Interest Income                                            86,499           82,610          58,869          65,436
       Interest Expense                                          (13,688)         (11,983)        (10,200)         (8,336)
                                                           -------------    -------------    ------------    ------------
                                                                  72,811           70,627          48,669          57,100

     NET LOSS                                              $    (388,566)   $    (203,947)   $   (894,665)   $   (370,954)
                                                           =============    =============    ============    ============
     LOSS PER COMMON EQUIVALENT SHARE                      $       (0.07)   $       (0.04)   $      (0.14)   $      (0.05)
                                                           =============    =============    ============    ============

                      ZYDECO ENERGY, INC. AND SUBSIDIARY
         SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES



The following unaudited information has been provided pursuant to Statement of Financial Accounting Standards No. 69 "Disclosures about Oil and Gas Producing Activities". There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the Company. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way. Accordingly, reserve estimates are often different from quantities of oil and gas that are ultimately recovered. The Company's proved oil and gas reserves were estimated by Ryder Scott Company, Petroleum Engineers.

PROVED DEVELOPED RESERVE QUANTITIES

The Company's oil and gas producing activities have been conducted solely in the United States. The Company had no proved undeveloped reserves at December 31, 1996, 1995, or 1994. The following table sets forth the changes in the Company's total proved reserves (all of which are developed) for the periods ended December 31, 1996, 1995, and 1994:

                                                                            DECEMBER 31,
                                                          ------------------------------------------------
                                                              1996              1995             1994
                                                          ------------      ------------      ------------
                                                                             OIL (Bbls)
Total Proved Reserves:

     Proved Oil Reserves at the Beginning of the Period         15,899                 -                 -/1/
     Extensions, Discoveries, and Other Additions                    -            17,017                 -
     Revisions of Previous Estimates                            14,339                 -                 -
     Production                                                (20,186)           (1,118)                -
                                                          ------------      ------------      ------------
     Proved Oil Reserves at the End of the Period               10,052            15,899                 -
                                                          ============      ============      ============

                                                                             GAS (Mcf)

     Proved Gas Reserves at the Beginning of the Period        492,000                 -                 -/1/
     Extensions, Discoveries, and Other Additions                    -           576,546                 -
     Revisions of Previous Estimates                           123,678                 -                 -
     Production                                               (372,678)          (84,546)                -
                                                          ------------      ------------      ------------
     Proved Gas Reserves at the End of the Period              243,000           492,000                 -
                                                          ============      ============      ============
Proved Developed Reserves:

     End of Period -  Oil (Bbls)                                10,052            15,899                 -
                                                          ============      ============      ============
                      Gas (Mcf)                                243,000           492,000                 -
                                                          ============      ============      ============

(1)  At Inception, March 13, 1994.

                      ZYDECO ENERGY, INC. AND SUBSIDIARY
         SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES



RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES

The results of operations for oil and gas producing activities for the periods indicated are presented below:


                                                                                           PERIOD FROM INCEPTION
                                                          YEAR ENDED DECEMBER 31,            (MARCH 17, 1994)
                                                      ------------------------------              THROUGH
                                                          1996              1995             DECEMBER 31, 1994
                                                      -------------     ------------       ---------------------
Oil and Gas Sales                                     $   1,422,227     $    169,235               $           -
Production (Lifting) Costs                                  (22,508)         (27,492)                          -
Dry Hole Costs                                             (699,566)        (261,956)                    (30,108)
Geological and Geophysicial Expenses                       (967,957)        (398,603)                          -
Depreciation, Depletion, and Amortization                  (592,996)        (153,710)                          -
Income Tax Provision (Benefit)                                    -                -                           -
                                                      -------------     ------------               -------------
Results of Operations from Oil and Gas
  Producting Activities                               $    (860,800)    $   (672,526)              $     (30,108)
                                                      =============     ============               =============

CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES

The following table presents total capitalized costs of proved and unproved oil and gas properties and associated accumulated depreciation, depletion and amortization:

                                                                                     DECEMBER 31,
                                                                        ----------------------------------------
                                                                            1996                        1995
                                                                        ------------               --------------
Proved Oil and Gas Properties, at Cost                                  $    300,784               $      309,110
Unproved Oil and Gas Properties, at Cost                                     488,290                            -
Equipment and Software                                                     1,343,655                            -
Less - Accumulated Depreciation, Depletion, and Amortization                (955,422)                    (114,090)
                                                                        ------------               ---------------
Net Capitalized Costs                                                   $  1,177,307               $      195,020
                                                                        ============               ===============

                      ZYDECO ENERGY, INC. AND SUBSIDIARY
         SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES



COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION, EXPLORATION AND DEVELOPMENT ACTIVITIES

Presented below are costs incurred in oil and gas property acquisition, exploration and development activities:

                                                                                            PERIOD FROM INCEPTION
                                                               YEAR ENDED DECEMBER 31,       (MARCH 17, 1994)
                                                           ------------------------------         THROUGH
                                                               1996              1995        DECEMBER 31, 1994
                                                           ------------      ------------   ---------------------
Proved Property Acquisition Costs                          $          7      $     77,573           $           -
Unproved Property Acquisition Costs                             507,370                 -                 726,030
Exploration Costs                                             1,639,519           660,559                 174,078
Equipment and Software Additions                                569,973                 -                       -
                                                           ------------      ------------           -------------
Total for Period                                           $  2,716,869      $    738,132           $     900,108
                                                           ============      ============           =============

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVE QUANTITIES

Future cash inflows from the sale of production of proved reserves, net of estimated production and development costs, as calculated by the Company's independent reserve engineers, are discounted at 10%. The calculations are based on year-end prices and costs and statutory tax rates that relate to existing proved oil and gas reserves in which the Company has mineral interests. Actual oil and gas sales prices continue to be subject to wide fluctuations due to market changes. The standardized measure is not intended to represent the market value of reserves and, in view of the uncertainties involved in the reserve estimation process, including the instability of energy markets, may be subject to material future revisions. See "Note 1 - Organization and Summary of Significant Accounting Policies".

                                                                                            PERIOD FROM INCEPTION
                                                               YEAR ENDED DECEMBER 31,       (MARCH 17, 1994)
                                                           ------------------------------         THROUGH
                                                               1996              1995        DECEMBER 31, 1994
                                                           ------------      ------------   ---------------------
                                                                     (UNAUDITED)                 (UNAUDITED)
Future Cash Inflows                                        $  1,116,568      $  1,496,181           $           -
Future Production and Development Costs/1/                      (72,225)          (76,500)                      -
Future Income Tax Expense                                             -                 -                       -
                                                           ------------      ------------           -------------
Undiscounted Future Net Cash Flows                         $  1,044,343      $  1,419,681           $           -
Discount                                                        (44,525)         (112,344)                      -
                                                           ------------      ------------           -------------
Standardized Measure of Discounted Future Net
  Cash Flows                                               $    999,818      $  1,307,337           $           -
                                                           ============      ============           =============

                                                           ============      ============           =============

(1) Estimated future costs associated with property development and plugging, abandonment, site restoration and dismantlement requirements at December 31, 1996 and 1995 were approximately $32,500.

                      ZYDECO ENERGY, INC. AND SUBSIDIARY
         SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES

PRINCIPAL SOURCES OF CHANGE IN THE STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS


                                                                                  PERIOD FROM INCEPTION
                                                  YEAR ENDED DECEMBER 31,           (MARCH 17, 1994)
                                                  -----------------------               THROUGH
                                                     1996       1995                DECEMBER 31, 1994
                                               ------------------------------      ---------------------
                                                        (UNAUDITED)                     (UNAUDITED)

Balance at the Beginning of the Period         $ 1,307,337       $          --          $          --
Sales, Net of Operating Costs                   (1,399,719)           (141,743)                    --
Net Changes in Prices and Production Costs         343,316                  --                     --
Extensions, Discoveries and
 Improved Recovery                                      --           1,449,080                     --
Revisions of Quantity Estimates                    685,619                  --                     --
Accretion of Discount                              130,734                  --                     --
Other                                              (67,469)                 --                     --
                                               -----------        ------------           ------------
Balance at the End of Period                    $  999,818        $  1,307,337           $         --
                                               ===========        ============           ============


                                 EXHIBIT INDEX

  EXHIBIT                                                                            SEQUENTIALLY
  NUMBER                  DESCRIPTION                                                NUMBERED PAGE

  10.14  Fourth Amendment to the Exploration Agreement between Zydeco
          Exploration, Inc. and Cheniere Energy Operating Co., Inc. (formerly FX Energy,
          Inc.) dated November 29, 1996

  11.1   Statement regarding computation of per share earnings

  23.1   Consent of Arthur Andersen LLP

  23.2   Consent of Ryder Scott Company

  27     Financial Data Schedule
