Form 10-Q
period 1997-03-31
ZYDECO ENERGY INC
filed 1997-05-15
CIK 908246

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________to ___________

                       Commission File Number:   0-22076

                              Zydeco Energy, Inc.
            (Exact name of registrant as specified in its charter)

          Delaware                                   76-0404904
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)

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

     Yes   X     No
        -------     -------

As of March 31, 1997, there were 6,593,648 shares of Zydeco Energy, Inc. Common Stock, $.001 par value, issued and outstanding.

                                   FORM 10-Q

                               TABLE OF CONTENTS




                                                                      Page
                                                                     Number
                                                                     ------
Part I.  Financial Information

     Item 1.  Consolidated Financial Statements

              Consolidated Balance Sheets                                 3

              Consolidated Statements of Operations                       4

              Consolidated Statements of Stockholders' Equity             5

              Consolidated Statements of Cash Flows                       6

              Notes to Consolidated Financial Statements                  7

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          8

Part II. Other Information and Signatures

     Item 6. Exhibits and Reports on Form 8-K                            11

     Signatures                                                          12

                         PART I. FINANCIAL INFORMATION
ITEM 1.
                      ZYDECO ENERGY, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS

                                                                                        MARCH 31, 1997         DECEMBER 31, 1996
                                                                                        --------------         -----------------
                                                                                          (UNAUDITED)
                                             ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                            $    6,382,058           $     6,906,650
   Marketable securities                                                                     1,262,753                   845,852
   Oil and gas revenue receivables                                                             177,662                   327,975
   Other receivables                                                                            12,524                    21,244
   Prepaid expenses                                                                             78,969                   130,495
                                                                                          ------------             -------------
        TOTAL CURRENT ASSETS                                                                 7,913,966                 8,232,216

Oil & gas properties, using successful efforts method of accounting
   Proved properties                                                                           302,472                   300,784
   Unproved properties                                                                         488,290                   488,290
Equipment and software, at cost                                                              1,719,645                 1,608,207
                                                                                          ------------             -------------
                                                                                             2,510,407                 2,397,281
Less: accumulated depreciation, depletion and amortization                                  (1,193,600)               (1,026,046)
                                                                                          ------------             -------------
                                                                                             1,316,807                 1,371,235
Operating bond and other asset                                                                 308,062                   308,151
                                                                                          ------------             -------------
TOTAL ASSETS                                                                            $    9,538,835           $     9,911,602
                                                                                          ============             =============

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                                     $      351,244           $       692,188
   Accrued liabilities                                                                         235,559                   232,738
   Exploration obligations                                                                   3,065,542                 2,489,732
   Capital lease obligation - current portion                                                  112,700                   157,537
                                                                                          ------------             -------------
        TOTAL CURRENT LIABILITIES                                                            3,765,045                 3,572,195

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS' EQUITY
   Convertible preferred stock, par value $.001 per share; 1,000,000
     shares authorized; no shares issued and outstanding                                             -                         -
   Common stock, par value $.001 per share; 50,000,000 shares authorized; 7,374,903 and 7,374,905 shares issued; 6,593,648 and
     6,593,650 shares outstanding, respectively                                                  7,375                     7,375
   Additional paid-in capital                                                                9,503,943                 9,503,943
   Accumulated deficit                                                                      (3,730,276)               (3,164,659)
   Less: treasury stock, at cost; 781,255 shares                                                (7,252)                   (7,252)
                                                                                          ------------             -------------
        TOTAL STOCKHOLDERS' EQUITY                                                           5,773,790                 6,339,407
                                                                                          ------------             -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $    9,538,835           $     9,911,602
                                                                                          ============             =============
The accompanying notes are an integral part of these financial statements.

                      ZYDECO ENERGY, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                THREE MONTHS ENDED MARCH 31,
                                                ----------------------------
                                                    1997             1996
                                                ------------     -----------
                                                        (UNAUDITED)
REVENUES
   Oil and gas sales                            $    373,994    $    251,535


EXPENSES
   Dry hole and production costs                      21,539           6,549
   Geological and geophysical expenses               444,839         208,600
   General and administrative expenses               356,121         387,398
   Depreciation, depletion and amortization          168,643         110,365
                                                  ----------       ---------
                                                     991,142         712,912

OPERATING LOSS                                      (617,148)       (461,377)

OTHER INCOME (EXPENSE)
   Interest income                                    57,919          86,499
   Interest expense                                   (6,388)        (13,688)
                                                  ----------       ---------
                                                      51,531          72,811

NET LOSS                                        $   (565,617)   $   (388,566)
                                                  ==========       =========

PER COMMON SHARE AND SHARE EQUIVALENT-
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   AND COMMON SHARE EQUIVALENTS OUTSTANDING        6,593,648       5,799,117
                                                  ==========       =========
LOSS PER COMMON EQUIVALENT SHARE                $      (0.09)   $      (0.07)
                                                  ==========       =========


The accompanying notes are an integral part of these financial statements.

                      ZYDECO ENERGY, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY






                                        Convertible
                                       Preferred Stock      Common Stock        Additional                              Total
                                       ----------------  --------------------     Paid-in    Accumulated   Treasury   Stockholders'
                                       Shares   Amount      Shares     Amount     Capital      Deficit       Stock      Equity
                                       -------  -------  ----------   -------   ----------- ------------  ---------   ------------
BALANCE AT DECEMBER 31, 1996                 -  $     -   6,593,650  $  7,375   $ 9,503,943 $ (3,164,659) $  (7,252)  $  6,339,407

(UNAUDITED):
Net loss                                     -        -           -         -             -     (565,617)         -       (565,617)
Adjustment for fractional shares
   paid in cash                              -        -          (2)        -             -            -          -              -
                                       -------   ------   ---------   -------    ----------  -----------   --------    -----------
BALANCE AT MARCH 31, 1997                    -  $     -   6,593,648  $  7,375   $ 9,503,943 $ (3,730,276) $  (7,252)  $  5,773,790
                                       =======   ======   =========   =======    ==========  ===========   ========    ===========

The accompanying notes are an integral part of these financial statements.


                      ZYDECO ENERGY, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           THREE MONTHS ENDED MARCH 31,
                                                                                      --------------------------------------
                                                                                            1997                  1996
                                                                                      -----------------      ---------------
                                                                                                     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                              $        (565,617)     $      (388,566)
Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
        Depreciation, depletion and amortization                                                168,643              110,365
        Exploration and dry hole costs                                                          460,688              208,600
        Changes in operating assets and liabilities
                (Increase) decrease in oil & gas revenue receivables                            150,313              (83,077)
                (Increase) decrease in other current assets                                      60,246               (6,390)
                Increase (decrease) in accounts payable                                        (340,944)              82,245
                Increase (decrease) in accrued liabilities                                        2,821             (103,232)
                Other                                                                            (1,000)              (4,088)
                                                                                      -----------------      ---------------
        Net cash (used in) operating activities                                                 (64,850)            (184,143)

CASH FLOWS FROM INVESTING ACTIVITIES:
        Additions to oil and gas properties                                           $          (1,688)     $       (10,072)
        Exploration and dry hole costs                                                         (460,688)            (208,600)
        Cost recovery on exploration agreement                                                       --             (936,683)
        Advances on exploration obligations                                                   2,000,000                   --
        Net expenditures against exploration obligations                                     (1,406,220)             (90,266)
        Distributions to exploration partner                                                    (17,970)                  --
        Purchase of equipment and software                                                     (111,438)            (205,916)
        Proceeds from the sale of (investment in) marketable
          securities, net                                                                      (416,901)           1,855,751
                                                                                      -----------------      ---------------
        Net cash provided by (used in) investing activities                                    (414,905)             404,214

CASH FLOWS FROM FINANCING ACTIVITIES:
        Principal payments of capital lease obligation                                $         (44,837)     $       (37,537)
        Repayments of short-term debt                                                                --             (225,028)
                                                                                      -----------------      ---------------
        Net cash (used in) financing activities                                                 (44,837)            (262,565)

Net (decrease) in cash and cash equivalents                                           $        (524,592)     $       (42,494)

Cash and cash equivalents at beginning of period                                              6,906,650              517,781
                                                                                      -----------------      ---------------

Cash and cash equivalents at end of period                                            $       6,382,058      $       475,287
                                                                                      =================      ===============

Cash paid during the period for:
        Interest                                                                      $           6,388      $        13,688
        Income taxes                                                                  $              --      $            --

The accompanying notes are an integral part of these financial statements.

                      ZYDECO ENERGY, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.  Preparation of Interim Financial Statements.

The accompanying unaudited consolidated financial statements of Zydeco Energy, Inc. and its wholly owned subsidiary Zydeco Exploration, Inc. have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these statements reflect all adjustments (consisting only of normal recurring entries) which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. Interim period results are not necessarily indicative of the results to be achieved for an entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. As used herein, unless the context indicates otherwise, the term "Company" refers to Zydeco Energy, Inc. and Zydeco Exploration, Inc., its wholly-owned subsidiary.

Reclassifications. Certain reclassifications of prior period amounts have been made to conform with current year presentation.


2.  Earnings Per Share.

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share" effective for interim and annual periods after December 15, 1997. This statement replaces primary earnings per share ("EPS") with a newly defined basic EPS and modifies the computation of diluted EPS. The Company's basic and diluted EPS, computed using the requirements of SFAS 128, are the same as the currently disclosed primary EPS, since inclusion of outstanding options and warrants would be anti-dilutive.


3.  Exploration Agreement Expenditures.

Fortune Exploration Agreement. In February 1995, Zydeco entered into an Exploration Agreement (the "Fortune Exploration Agreement") with a predecessor of Fortune Petroleum Corporation ("Fortune"). At March 31, 1997, inception-to-date expenditures under the Fortune Exploration Agreement aggregated approximately $2,393,498, net of interest earned of $185,279 and revenue from farmout of interests of $66,319.

Cheniere Exploration Agreement. In April 1996, the Company executed an Exploration Agreement (the "Cheniere Exploration Agreement") with Cheniere Energy Operating Co., Inc. ("Cheniere") covering an area of land and waters in western Cameron Parish, Louisiana ("West Cameron Seismic Project"). Through March 31, 1997, the Company had incurred costs of approximately $7,171,605 in connection with the West Cameron Seismic Project net of interest earned of $41,471 on the unused project funds. At March 31, 1997, Cheniere had advanced $8.0 million under the Cheniere Agreement. In addition, on May 2, 1997, Cheniere advanced $2.0 million.


4.  Commitments and Contingencies.

On March 14, 1997, the Company and Grant Geophysical Inc. ("Grant") executed a new Master Geophysical Data Acquisition Agreement ("the Grant Agreement") to conduct a 3D seismic survey on the West Cameron Seismic Project under a "cost plus" services arrangement. The Company paid a commitment fee of $150,000 and advanced $350,000 upon execution of the Agreement. Seismic survey operations re-commenced in April 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     General. Zydeco Energy, Inc. is an independent energy company engaged in the exploration for oil and natural gas using focused geologic concepts and advanced 3D seismic and CAEX technology. The Company's current focus is to explore for oil and gas in the Louisiana Transition Zone, the region of land and shallow waters within a few miles of the shoreline.

     The Company accounts for its oil and gas exploration and production activities using the successful efforts method of accounting. Under this method, acquisition costs for proved and unproved properties are capitalized when incurred. Exploration costs, including geological and geophysical costs and the costs of carrying and retaining unproved properties, are expensed. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined not to have found proved reserves. Costs of productive wells, developmental dry holes, and productive leases are capitalized and amortized on a property-by-property basis using the unit-of-production method. The estimated costs of future plugging, abandonment, restoration, and dismantlement are considered as a component of the calculation of depreciation, depletion and amortization. Unproved properties with significant acquisition costs are assessed periodically on a property-by-property basis and any impairment in value is charged to expense.

     On February 14, 1996, the Company purchased an exclusive seismic permit from the State of Louisiana covering approximately 51,000 acres in state waters in western Cameron Parish, Louisiana. The Company paid $783,754 for the permit and is required to provide to the state a copy of a 3D survey over the area within 18 months. The Company may extend such period by six months by payment of an additional $391,877. Under the permit, the state of Louisiana is required to keep the information obtained from the survey confidential for a period of ten years.

     On April 4, 1996, the Company executed an Exploration Agreement (the "Cheniere Exploration Agreement") with Cheniere Energy Operating Co., Inc. ("Cheniere"), for the West Cameron Seismic Project, covering an area of land and waters in western Cameron Parish, Louisiana, including the area covered by the seismic permit described above. Cheniere's interest of up to 50% in the West Cameron Seismic Project is conditioned upon payment of an aggregate of $13.5 million to fund the costs of seismic acquisition, of which $10 million had been advanced by Cheniere as of May 2, 1997. Such costs include the purchase of seismic rights or lease options on the related onshore acreage of the West Cameron Seismic Project, and data acquisition and processing of a 3D seismic survey of the onshore and offshore areas. The Agreement provides that costs in excess of $13.5 million will be shared equally by both parties. Cheniere may elect to discontinue funding of the Project at any time, in which case its interest would be reduced pro rata in relation to total project costs. Through April 30, 1997, the Company had incurred costs of approximately $9,660,000 on the West Cameron Seismic Project. As amended, the Cheniere Exploration Agreement provides for the remaining scheduled advances (see - "Liquidity and Capital Resources" below) to be paid by Cheniere as follows: $2.0 million in May 1997, $1.5 million in June 1997, and, thereafter, 50% of all project costs in excess of $13.5 million as such costs are incurred.

     Prior to discontinuing data acquisition operations in early December 1996 due to weather conditions, 27 square miles of seismic data had been surveyed and acquired on the West Cameron Seismic Project. The Company had originally negotiated a turnkey seismic services agreement with a survey contractor, Grant Geophysical, Inc. ("Grant"), in an effort to control some of the costs and risks associated with the West Cameron Seismic Project survey. In December 1996, after Grant informed the Company it was ceasing survey operations due to winter weather conditions, Grant filed for protection and reorganization under Chapter 11 of the U. S. Bankruptcy Code and is currently restructuring its operations. On March 14, 1997, the Company and Grant executed a new Master Geophysical Data Acquisition Agreement (the "Grant Agreement"), providing for reimbursement of Grant under a "cost plus" services arrangement, which could have the effect of increasing seismic data acquisition costs. Work on the project re-commenced in April 1997.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (Continued)


Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

     Oil and Gas Sales. The increase in oil and gas sales of $122,459 in first quarter 1997 was composed of revenue increases attributable to increased volumes of $67,482 and prices of $54,977. The increased prices and volumes from oil and gas in first quarter 1997, compared to the same quarter in 1996, demonstrate the sensitivity of the company's operations to price fluctuations and its current dependence on a small number of producing wells. Should there be a significant decline in either the volumes or in the prices the Company receives for its oil and gas production, the Company's results of operations, financial position, and cash flows could be adversely affected. The following table sets forth information concerning crude oil, and natural gas sales volumes, average sales prices, and per barrel oil equivalent ("NBOE") operating costs (excluding depreciation, depletion, and amortization--"DD&A") for the Company's exploration and production activities for indicated periods:

                                          Three Months Ended March 31,
                                          ----------------------------
                                              1997            1996
                                          -----------      -----------
Sales volumes:
     Natural gas (mcf)                       103,241         74,278
     Crude oil (bbl)                           3,280          3,481
     NBOE (bbl)                               20,487         15,861

Average sales prices:
     Natural gas ($/mcf)                    $   2.88        $  2.47
     Crude oil ($/bbl)                      $  23.37        $ 19.64

Lease operating expense ($/NBOE)            $   0.28        $   .41
Depletion, depreciation, & amortization
  ($/NBOE)(1)                               $   1.66        $  2.00

---------------
(1) Excludes depreciation on seismic computer hardware and software of $136,640 and $78,686 for the three months ended March 31, 1997 and 1996, respectively.

     Operating Expenses. Exploration (including geological and geophysical costs) and production expenses increased $251,229 in first quarter 1997 compared to the same quarter in 1996 primarily as a result of increased personnel associated with the Company's two exploration projects. DD&A expense in first quarter 1997 increased $58,278 over the same quarter in 1996 principally as a result of additional depreciation and amortization on additions in computer equipment and geophysical software.

     Net Loss. For the three months ended March 31, 1997, operations resulted in a net loss of $565,617 ($.09 per share) compared to a net loss of $388,566 ($.07 per share) for the comparable period in 1996. The increase in net loss of $177,051 is comprised of increased revenue of $122,459, increased expenses of $278,230, and reduced other income of $21,280. The $.02 increase in per share loss was also affected by the increased number of shares of common stock outstanding in the first quarter of 1997 principally due to the conversion of the preferred stock in July 1996.

Liquidity and Capital Resources

     Although the Company has generated funds from a public offeringin 1994, private equity offering in 1995 and company operations, its principal sources of funds in 1996 and 1997 have been from internal cash reserves and two exploration partners pursuant to two exploration agreements. At March 31, 1997, the Company had cash, cash equivalents and marketable securities of $2,237,147 pursuant to the Fortune Exploration Agreement and $1,008,844 pursuant to the Cheniere Exploration Agreement.

     The Company's principal uses of cash in 1997 have been and will continue to be related to the seismic survey for the West Cameron Seismic Project. As noted above, the original turnkey seismic services agreement with

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (Continued)


Grant has been replaced by the Grant Agreement which is a "cost plus" agreement. The nature of such an agreement increases both the risks and the management efforts associated with the seismic acquisition phase of the West Cameron Seismic Project. The Company has never attempted such a contract and there is no assurance that the Company's estimates of costs or the amount of actual costs will be less than or equal to that which might be estimated or incurred under the original turnkey contract. The Company currently estimates that the costs to complete the survey (assuming no reduction in the survey area) may run approximately 30% higher than the actual costs incurred (approximately $44,000 per square mile) under the original turnkey contract with Grant. Under the Grant Agreement, the Company has the ability to reduce the size of the survey area. The effect of any such reduction would be to limit overall costs but increase the costs on a square mile basis due to the fixed nature of mobilization and demobilization costs. The Company paid a commitment fee of $150,000 and advanced $350,000 upon execution of the Agreement. Survey operations re-commenced in April 1997.

     The Company expects that capital needs for 1997 will be satisfied through cash on hand (including cash available from liquidation of cash equivalents and marketable securities) and cash available under the Fortune Exploration Agreement and the Cheniere Exploration Agreement. Although Cheniere may elect to discontinue its funding at any time (and thus reduce its interest in the Project), the Company believes that it has adequate existing cash to meet its obligations in connection with the West Cameron Seismic Project. The Company has budgeted approximately $12.6 million of costs in 1997 related to the West Cameron Seismic Project, with Cheniere providing $10.1 million and the remaining $2.5 million to be provided by the Company. As a result of the cost plus nature of the Grant Agreement, the Company may be required to increase its capital budget for seismic data acquisition for the West Cameron Seismic Project. Such additional costs in West Cameron (and Cheniere's share of costs in the event it elects to discontinue funding) would either be funded from available cash of the Company or from new industry participants in the Project. Alternatively, the Company could elect to reduce the contract area of the Project in order to reduce costs. Other capital needs may be met through additional issuance of equity securities, including the exercise of outstanding warrants and options of the Company, securing additional project partners, or the sale of prospects, if any, identified by the Company's projects. Depending upon the results of the West Cameron Seismic Project, the Company may need additional funds in the future, principally in order to undertake leasehold acquisitions, exploratory drilling, or other related costs. The Company does not maintain any credit facilities. The Company may in the future explore the possibility of obtaining such a facility in the event the Company increases oil and gas production through the successful completion of oil and gas wells drilled by the Company. There can be no assurance that the Company will be successful in securing additional equity, securing additional partners or additional project financing or credit financing.

     The Company's current budget for its capital expenditures for 1997 is approximately $3,009,000, including $2,556,000 for West Cameron Seismic Project costs (prior to any revisions for seismic acquisition costs) and $393,000 related to the purchase of computer equipment and software. There can be no assurance the Company will be successful in locating partners or financing to complete the West Cameron Seismic Project. Other significant additional capital expenditures may include the acquisition of additional oil and gas leases, the drilling of prospects identified by the Company, the acquisition of interests in producing wells, and other oil and gas exploration and production related investment opportunities determined by management and the Board of Directors to be in the interest of the Company. The amount and timing of these expenditures will be dependent upon numerous factors including the availability of capital to the Company, availability of seismic data, the number and type of drilling prospects, if any, identified as a result of the Company's 3D seismic analysis, the terms under which industry partners may participate in the Company prospects and the cost of drilling and completing wells in the Louisiana Transition Zone and the Timbalier Trench.

Part II  OTHER INFORMATION

Item 2.  Changes in Securities

     (c)  Sales of Unregistered Securities

     In January 1997, the Company granted options to purchase 175,000 shares of Common Stock pursuant to the 1996 Incentive Equity Plan (the "Plan") to four employees. The exercise price of these options was $6.44 per share, the market value of the Common Stock on the grant date. The options vest 25% per year beginning one year from the date of grant and expire ten years from such date. In April, the Company granted an option to purchase 50,000 shares of the Common Stock to one employee upon his employment by the Company at an exercise price of $6.63 per share. The foregoing options are subject to approval by the Company's stockholders of certain amendments to the Plan at the Company's 1997 Annual Meeting of Shareholders. The Company granted such options in reliance on the exemption from registration under Section 4 (2) of the Securities Act of 1933, as amended.

Item 6.  Exhibits and Reports on Form 10-K

     (a)  Exhibits

          10.15 Master Geophysical Data Acquisition dated March 14, 1997, between Zydeco Exploration, Inc. and Grant Geophysical, Inc.

          27         Financial Data  Schedule

     (b)  Reports on Form 8-K

     None

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     ZYDECO ENERGY, INC.



                                     /s/ Sam B. Myers, Jr.
                                     __________________________________________
                                     Sam B. Myers, Jr., Chief Executive Officer
                                     (Principal Executive Officer)



                                     /s/ W. Kyle Willis
                                     _______________________________________
                                     W. Kyle Willis, Vice President and
                                     Treasurer (Principal Financial Officer)


Dated:  May 14, 1997