Form 10-Q
period 1997-06-30
ZYDECO ENERGY INC
filed 1997-07-29
CIK 908246

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                      OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM            TO

                        COMMISSION FILE NUMBER: 0-22076

                               ----------------

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

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes X      No

  As of June 30, 1997, there were 6,607,098 shares of Zydeco Energy, Inc. Common Stock, $.001 par value, issued and outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
Part I. Financial Information
  Item 1. Consolidated Financial Statements
     Consolidated Balance Sheets........................................     3
     Consolidated Statements of Operations..............................     4
     Consolidated Statements of Stockholders' Equity....................     5
     Consolidated Statements of Cash Flows..............................     6
     Notes to Consolidated Financial Statements.........................     7
  Item 2. Management's Discussion and Analysis of Financial Condition
       and Results of Operations........................................     9
Part II. Other Information and Signatures
  Item 6. Exhibits and Reports on Form 8-K..............................    14
  Signatures............................................................    15

                         PART I. FINANCIAL INFORMATION

ITEM 1.

                       ZYDECO ENERGY, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                        JUNE 30,    DECEMBER 31,
                                                          1997          1996
                                                       -----------  ------------
                                                       (UNAUDITED)
                        ASSETS
                        ------
Current Assets
  Cash and cash equivalents........................... $2,758,532    $6,906,650
  Marketable securities...............................         --       845,852
  Oil and gas revenue receivable......................    180,704       327,975
  Exploration receivable..............................  2,446,160            --
  Other receivables...................................     12,607        21,244
  Prepaid expenses....................................    137,473       130,495
                                                       ----------    ----------
    Total Current Assets..............................  5,535,476     8,232,216
Oil and gas properties, using successful efforts
 method of accounting
  Proved properties...................................    302,472       300,784
  Unproved properties.................................    488,290       488,290
Equipment and software, at cost.......................  1,773,873     1,608,207
                                                       ----------    ----------
                                                        2,564,635     2,397,281
Less: accumulated depreciation, depletion and
 amortization......................................... (1,340,560)   (1,026,046)
                                                       ----------    ----------
                                                        1,224,075     1,371,235
Operating bond, deferred costs, and other assets......    623,400       308,151
                                                       ----------    ----------
TOTAL ASSETS.......................................... $7,382,951    $9,911,602
                                                       ==========    ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Current Liabilities
  Accounts payable.................................... $2,648,132    $  692,188
  Accrued liabilities.................................    575,863       232,738
  Exploration obligations.............................      2,239     2,489,732
  Capital lease obligation............................     65,827       157,537
                                                       ----------    ----------
    Total Current Liabilities.........................  3,292,061     3,572,195
Stockholders' Equity
  Convertible preferred stock, par value $.001 per
   share; 1,000,000 shares authorized; no shares
   issued and outstanding.............................         --            --
  Common stock, par value $.001 per share; 50,000,000
   shares authorized; 7,388,353 and 7,374,905 shares
   issued; 6,607,098 and 6,593,650 shares outstanding,
   respectively.......................................      7,388         7,375
  Additional paid-in-capital..........................  9,522,430     9,503,943
  Accumulated deficit................................. (5,431,676)   (3,164,659)
  Less: treasury stock, at cost; 781,255 shares.......     (7,252)       (7,252)
                                                       ----------    ----------
    Total Stockholders' Equity........................  4,090,890     6,339,407
                                                       ----------    ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............ $7,382,951    $9,911,602
                                                       ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                       ZYDECO ENERGY, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                 THREE MONTHS ENDED       SIX MONTHS ENDED
                                      JUNE 30,                JUNE 30,
                                ----------------------  ----------------------
                                   1997        1996        1997        1996
                                -----------  ---------  -----------  ---------
Operating Revenues
  Oil and gas sales............ $   257,329  $ 305,211  $   631,323  $ 556,746
  Gain on sales of properties..          --     16,319           --     16,319
  Seismic services.............          --     31,500           --     31,500
                                -----------  ---------  -----------  ---------
                                    257,329    353,030      631,323    604,565
Operating Costs and Expenses
  Exploration expenses
    Geological and geophysical
     expenses..................   1,361,357   192,.969    1,806,196    401,569
    Other exploration costs....      41,622     17,074       57,471     17,074
  Production costs.............       3,735      4,684        9,425     11,233
  Depreciation, depletion and
   amortization................     148,050    151,364      316,693    261,729
  General and administrative
   expenses....................     448,768    261,513      804,889    648,911
                                -----------  ---------  -----------  ---------
                                  2,003,532    627,604    2,994,674  1,340,516
Operating Loss.................  (1,746,203)  (274,574)  (2,363,351)  (735,951)
Other Income (Expense)
  Interest income..............      49,155     82,610      107,074    169,109
  Interest expense.............      (4,352)   (11,983)     (10,740)   (25,671)
                                -----------  ---------  -----------  ---------
                                     44,803     70,627       96,334    143,438
Net Loss....................... $(1,701,400) $(203,947) $(2,267,017) $(592,513)
                                ===========  =========  ===========  =========
Per Share of Common Stock and
 Common Stock Equivalent--
Weighted average number of
 shares of common stock and
 common stock equivalents
 outstanding...................   6,605,439  5,810,453    6,599,543  5,804,929
                                ===========  =========  ===========  =========
Loss per share of common stock
 equivalent.................... $     (0.26) $   (0.04) $     (0.34) $   (0.10)
                                ===========  =========  ===========  =========

   The accompanying notes are an integral part of these financial statements.

                       ZYDECO ENERGY, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                           CONVERTIBLE
                         PREFERRED STOCK    COMMON STOCK    ADDITIONAL                            TOTAL
                         ---------------- -----------------  PAID-IN   ACCUMULATED  TREASURY  STOCKHOLDERS'
                         SHARES   AMOUNT   SHARES    AMOUNT  CAPITAL     DEFICIT     STOCK       EQUITY
                         ------- -------- ---------  ------ ---------- -----------  --------  -------------
Balance at December 31,
 1996...................      -- $     -- 6,593,650  $7,375 $9,503,943 $(3,164,659) $(7,252)   $6,339,407
(Unaudited):
 Net Loss...............      --       --        --      --         --  (2,267,017)      --    (2,267,017)
 Options and warrants
  exercised for Common
  Stock.................      --       --    13,450      13     18,487          --       --        18,500
 Adjustment for
  fractional shares paid
  in cash...............      --       --        (2)     --         --          --       --            --
                         ------- -------- ---------  ------ ---------- -----------  -------    ----------
Balance at June 30,
 1997...................      -- $     -- 6,607,098  $7,388 $9,522,430 $(5,431,676) $(7,252)   $4,090,890
                         ======= ======== =========  ====== ========== ===========  =======    ==========



   The accompanying notes are an integral part of these financial statements.

                       ZYDECO ENERGY, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                        SIX MONTHS ENDED JUNE
                                                                 30,
                                                       ------------------------
                                                          1997         1996
                                                       -----------  -----------
Cash flows from operating activities:
  Net loss...........................................  $(2,267,017) $  (592,512)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Depreciation, depletion and amortization.........      316,693      261,729
    Gain on sales of properties......................           --      (16,319)
    Exploration costs................................    1,863,668      418,643
    Changes in operating assets and liabilities
      (Increase) decrease in oil & gas revenue
       receivables...................................      147,271     (118,698)
      (Increase) decrease in other current assets....        1,659      (76,968)
      (Decrease) in accounts payable.................      (93,788)    (160,664)
      Increase (decrease) in accrued liabilities.....       58,126     (114,486)
      Other..........................................         (500)     (48,497)
                                                       -----------  -----------
  Net cash provided by (used in) operating
   activities........................................       26,112     (447,772)
Cash flows from investing activities:
  Net expenditures against exploration obligations...  $(7,707,306) $(1,552,425)
  Exploration costs..................................     (868,668)    (418,643)
  Advances on exploration obligation.................    6,000,000    3,000,000
  Distributions to exploration partner...............   (2,171,615)          --
  Purchases of equipment and software................     (165,666)    (718,614)
  Additions to oil and gas properties................       (1,688)    (302,466)
  Proceeds from the sale of marketable securities,
   net...............................................      845,852    9,224,749
  Proceeds from the sale of properties...............           --       16,319
                                                       -----------  -----------
  Net cash provided by (used in) investing
   activities........................................   (4,069,091)   9,248,920
Cash flows from financing activities:
  Repayments of short-term debt......................  $        --  $  (225,028)
  Principal payments of capital lease obligation.....      (91,710)     (76,779)
  Deferred costs.....................................      (31,928)          --
  Proceeds from options and warrants exercised.......       18,499        8,890
                                                       -----------  -----------
  Net cash (used in) financing activities............     (105,139)    (292,917)
                                                       -----------  -----------
Net increase (decrease) in cash and cash equivalents.  $(4,148,118) $ 8,508,231
Cash and cash equivalents at beginning of period.....    6,906,650      517,781
                                                       -----------  -----------
Cash and cash equivalents at end of period...........  $ 2,758,532  $ 9,026,012
                                                       ===========  ===========
Cash paid during the period for:
  Interest...........................................  $    10,740  $    25,671
  Income taxes.......................................  $        --  $        --

   The accompanying notes are an integral part of these financial statements.

                      ZYDECO ENERGY, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. PREPARATION OF INTERIM FINANCIAL STATEMENTS.

  The accompanying unaudited consolidated financial statements of Zydeco Energy, Inc. and its wholly owned subsidiary Zydeco Exploration, Inc. have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these statements reflect all adjustments (consisting only of normal recurring entries) which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. Interim period results are not necessarily indicative of the results to be achieved for an entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. As used herein, unless the context indicates otherwise, the term "Company" refers to Zydeco Energy, Inc. and Zydeco Exploration, Inc., its wholly owned subsidiary.

  Reclassifications. Certain reclassifications of prior period amounts have been made to conform with current presentation.

2. EARNINGS PER SHARE.

  In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128--"Earnings per Share" effective for interim and annual periods after December 15, 1997. This statement replaces primary earnings per share ("EPS") with a newly defined basic EPS and modifies the computation of diluted EPS. The Company's basic and diluted EPS, computed using the requirements of SFAS 128, are the same as the currently disclosed primary EPS, since inclusion of outstanding options and warrants would be anti-dilutive.

3. EXPLORATION AGREEMENT EXPENDITURES.

  Fortune Exploration Agreement. Effective June 4, 1997, Fortune Petroleum Corporation ("Fortune") exercised its right under the exploration agreement with Zydeco ("Fortune Exploration Agreement"), to have unexpended capital contributions returned to Fortune. Under the terms of the agreement, which was signed February 13, 1995, Fortune contributed a total of $4.8 million for the leasing of acreage, the payment of lease rentals, the acquisition and processing of seismic data, and other specified related expenses over leads and prospects developed by Zydeco in the Transition Zone and Timbalier Trench areas of offshore Louisiana. Of that total, approximately $2,153,645 unspent at the time of Fortune election, was returned on June 20, 1997.

  The funds returned to Fortune were charged against the Company's exploration liability. The Company retained its undivided 50% working interest in each of the existing properties and intends to continue the processing of seismic data and evaluation of prospects which merit further development. At June 30, 1997, inception-to-date expenditures under the Fortune Exploration Agreement aggregated approximately $2,474,761, net of interest earned of $209,731 and proceeds from farmouts of property interests of $66,319.

  Cheniere Exploration Agreement. In April 1996, the Company executed an Exploration Agreement (the "Cheniere Exploration Agreement") with Cheniere Energy Operating Co., Inc. ("Cheniere") covering an area of land and waters in western Cameron Parish, Louisiana ("West Cameron Seismic Project"). Inception-to-date expenditures through June 30, 1997, aggregated approximately $15,490,298 in connection with the West Cameron Seismic Project or $1,990,298 in excess of the $13.5 million which Cheniere is required to fund to

                       ZYDECO ENERGY, INC. AND SUBSIDIARY

                                  (UNAUDITED)
maintain its 50% interest. At June 30, 1997, Cheniere had advanced $12.0 million under the Cheniere Exploration Agreement. At June 30, 1997, prior to an amendment and extension granted by the Company (see "Note 5--Subsequent Events"), Cheniere was obligated to advance the remaining $1.5 million of the first $13.5 million of costs by July 21, 1997, or its interest in the West Cameron Seismic Project would be substantially reduced to that percentage that Cheniere's actual advances represent in relation to two times the Project's ultimate cost. Cheniere's share of costs incurred in excess of the amount of Cheniere's advances is classified as an exploration receivable of $2,446,160 at June 30, 1997. The Company's 50% share of the excess costs or $995,149 was expensed at geological and geophysical costs in the three months ended June 30, 1997. Interest income accumulated since inception on unused project funds was $48,989 at June 30, 1997.

4. DEFERRED COSTS OF PENDING REGISTRATION STATEMENT.

  In May 1997, the Company filed a registration statement with the Securities and Exchange Commission which is still pending in connection with an offering of up to 3,680,000 shares of Common Stock (including up to 480,000 shares of Common Stock to cover underwriters' over-allotments) and warrants to purchase 320,000 shares of Common Stock (the "Offering"). At June 30, 1997, the Company had incurred approximately $316,000 in costs related to the offering which will be offset against the proceeds of the offering, if any, or expensed. These costs were deferred at June 30, 1997, and classified in other assets and $285,000 of the accrued but unpaid costs were classified as accrued liabilities.

5. SUBSEQUENT EVENTS.

  On June 20, 1997, at the request of Fortune, the Company returned $2,153,645 to Fortune representing the unexpended funds previously advanced to the Company under the Fortune Agreement. The funds returned to Fortune were reported as an exploration liability on the Company's balance sheet and their return will be accounted for as a reduction of such balance, with no effect on working capital. The Company will retain its current undivided 50% working interest in each of the existing properties. Substantially all the cost of lease acquisition and seismic data acquisition had been incurred at the time of Fortune's election. The Company will continue to evaluate certain of the prospects that merit further evaluation or development.

  On July 1, 1997, the Company acquired Wavefield Image, Inc. ("Wavefield"), a privately held company that develops and licenses a seismic data processing technique known as Wavefield Imaging Technology. The Company is utilizing Wavefield Imaging Technology in its West Cameron Seismic Project pursuant to a license negotiated in May 1996. The Company issued 100,000 shares of Common Stock to stockholders of Wavefield, including its founder, Dr. Norman S. Neidell, in exchange for all of the outstanding stock of Wavefield. An additional 150,000 shares of Common Stock are expected to be issued to Wavefield's stockholders with respect to a patent for the Wavefield Imaging Technology, for which the Company received notice on July 3, 1997, that the application has been allowed for issuance of a patent by the United States Patent and Trademark Office. The historical operations of Wavefield are not significant to the Company's financial position or results of operations.

  On July 21, 1997, the Company agreed to grant Cheniere an extension until July 31, 1997, to fund $1.5 million and until August 8, 1997 to fund an additional $1.9 million in order to maintain their 50% interest in the West Cameron Seismic Project. The amount represents their share of costs incurred or estimated throughJuly 31, 1997. If Cheniere elects to discontinue funding, or is unable to raise further funds to pay for its full share of costs of the West Cameron Seismic Project, the Company currently does not have sufficient funds to pay all of such Project costs when due. If necessary, the Company would use a portion of the proceeds to be received from the anticipated Offering in the third quarter of 1997, to pay for such Project expenditures. Such offering proceeds are otherwise anticipated to be used for leasehold acquisition and other general corporate purposes. In the event that Cheniere elects to discontinue funding and the anticipated offering does not occur, the Company would be required to seek funds from another source. In such event, the Company may be required to borrow against its interest in the Project or may sell an interest in the West Cameron Seismic Project to an industry partner in order to finance the costs of the Project.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  The Company (formerly "TN Energy Services Acquisition Corp.") was incorporated in June 1993. Other than raising capital and reviewing acquisition candidates, the Company did not engage in any significant business activities prior to December 1995. Zydeco Exploration, the Company's wholly owned subsidiary, was incorporated as an independently owned corporation in March 1994. Zydeco Exploration immediately commenced exploration activities in the Louisiana Transition Zone. On December 20, 1995, the Company acquired all the outstanding common stock and preferred stock of Zydeco Exploration pursuant to a merger (the "Merger") and changed its name to Zydeco Energy, Inc. For accounting purposes, the Merger has been treated as a recapitalization of Zydeco Exploration with Zydeco Exploration as the acquiror (a reverse acquisition). Accordingly, the historical financial statements prior to December 20, 1995, are those of Zydeco Exploration. No pro forma information giving earlier effect to the transaction has been presented since the transaction was accounted for as a recapitalization.

  In May 1996, the Company entered into a license agreement with Dr. Norman Neidell ("Neidell") for the use of the Wavefield Imaging Technology, the benefits of which may substantially reduce the Company's total costs of seismic data acquisition for certain surveys. On July 1, 1997, the Company acquired Wavefield, the owner and licensor of the rights to the Wavefield Imaging Technology. On July 3, 1997, the Company received notice that a patent application in respect of the Wavefield Imaging Technology was allowed for issuance by the United States Patent and Trademark Office. The Company expects that the patent will be issued in a few months.

  In February 1996, the Company obtained an exclusive seismic permit from the State of Louisiana covering approximately 51,000 acres of state waters in western Cameron Parish, Louisiana, which will expire on August 18, 1997. The Company paid a fee of $783,754 for the permit. The Company may extend the permit period to February 18, 1998, by payment of an additional fee of $391,877 in August 1997. During such period, the Company has the exclusive right to nominate parcels of such area for competitive bidding for drilling rights. Under the permit, the State of Louisiana is required to keep the information obtained from the survey confidential for a period of ten years.

  In April 1996, the Company executed the Cheniere Exploration Agreement with Cheniere, for the West Cameron Seismic Project, covering an area of land and waters in western Cameron Parish, Louisiana, including the area covered by the seismic permit described above. Cheniere holds an interest of 50% in the West Cameron Seismic Project. In exchange for such interest, Cheniere has agreed to fund the costs of seismic acquisition up to $13.5 million and 50% of such costs in excess of $13.5 million. Such costs include the purchase of seismic rights, the cost of lease options on the related onshore acreage of the West Cameron Seismic Project, and data acquisition and processing of a 3D seismic survey of the onshore and offshore areas. Cheniere may elect to discontinue funding of the West Cameron Seismic Project at any time, in which case its interest would be substantially reduced to that percentage that Cheniere's actual advances represent in relation to two times the Project's ultimate cost. As of July 21, 1997, Cheniere had made payments of $12.0 million against costs incurred by the Company through June 30, 1997, on the West Cameron Seismic Project of approximately $15.5 million.

  In connection with the West Cameron Seismic Project, the Company began onshore leasing and permitting in February 1996. Seismic data acquisition commenced in August 1996 and was discontinued in early December due to weather conditions and recommenced in April 1997. On July 6, 1997, the seismic data acquisition phase, comprising approximately 146,000 acres, was completed.

  In May 1997, the Company filed a registration statement with the Securities and Exchange Commission which is still pending in connection with an offering of up to 3,680,000 shares of Common Stock (including up to 480,000 shares of Common Stock to cover underwriters' over-allotments) and warrants to purchase 320,000 shares of Common Stock (the "Offering"). Proceeds of the Offering would be used by the Company to fund leasehold acquisition and seismic data acquisition, processing and analysis costs, principally in respect of its West Cameron Seismic Project, drilling participation costs, and other general corporate purposes. There is no assurance that the Company will be successful in completing the Offering.

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

RESULTS OF OPERATIONS

 THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

  Oil and Gas Sales. Oil and gas sales decreased by $47,882, or 16%, to $257,329 for the quarter ended June 30, 1997, from $305,211 for the quarter ended June 30, 1996. The decrease was attributable to an increase in production volumes of $23,416 and a decrease in the average prices for oil and natural gas of $71,298. The price and volume variances from oil and gas in second quarter 1997, compared to the same quarter in 1996, demonstrate the sensitivity of the Company's operations to price fluctuations and its current dependence on a small number of producing wells. The following table sets forth information concerning crude oil, and natural gas sales volumes, average sales prices, and per barrel oil equivalent ("NBOE") operating costs (excluding depreciation, depletion, and amortization hereinafter referred to as "DD&A") for the Company's exploration and production activities for indicated periods:

                                                                  THREE MONTHS
                                                                   ENDED JUNE
                                                                       30,
                                                                  -------------
                                                                   1997   1996
                                                                  ------ ------
      Sales volumes:
        Natural gas (mcf)........................................ 95,695 73,742
        Crude oil (bbl)..........................................  2,929  4,523
        NBOE (bbl)............................................... 18,878 16,813
      Average sales prices:
        Natural gas ($/mcf)...................................... $ 2.09 $ 2.73
        Crude oil ($/bbl)........................................ $19.48 $22.93
      Lease operating expense ($/NBOE)........................... $ 0.20 $ 0.28
      Depletion, depreciation, & amortization ($/NBOE)(1)........ $ 0.64 $ 2.00

--------
(1) Excludes depreciation on seismic computer hardware and software of $136,014 and $117,782 for the three months ended June 30, 1997 and 1996, respectively.

  Operating Expenses. Exploration expenses increased $1,192,936, or 568%, to $1,402,979 for the quarter ended June 30, 1997, from $210,043 for the quarter ended June 30, 1996. Of this increase, $995,149 represented the Company's 50% share of geological and geophysical expenses related to the West Cameron Seismic Project, and the remainder was principally related to additional personnel associated with the Company's exploration projects. Production costs from the one working interest well decreased 20% to $3,735. DD&A expense in the second quarter of 1997 decreased $3,314, or 2%, to $148,050 from $151,364 for the second quarter of 1996. The decrease was principally a result of a decrease of $21,546 in depletion expense, offset by additional depreciation and amortization of additions to computer equipment and geophysical software. General and administrative expense in the second quarter of 1997 increased $187,255, or 72%, to $448,768 from $261,513 for the second quarter of 1996, principally due to increases in personnel and related costs.

  Other Income (Expense). Net other income decreased $25,824, or 37%, to $44,803 for the three months ended June 30, 1997, compared to net other income of $70,627, for the three months ended June 30, 1996, principally as a result of decreased interest income due to the decrease in available cash.

  Net Loss. For the quarter ended June 30, 1997, operations resulted in a net loss of $1,701,400 ($.26 per share) compared to a net loss of $203,947 ($.04 per share) for the comparable period in 1996. The increase in net loss of $1,497,453, or 734%, was due to decreased revenue of $95,701, increased operating expenses of $1,375,928, and a decrease in net other income of $25,824. The $.22 increase in per share loss was also affected by the increased number of shares of common stock outstanding in the second quarter of 1997 principally due to the conversion of the preferred stock in July 1996.

 SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

  Oil and Gas Sales. Oil and gas sales increased by $74,577, or 13%, to $631,323 for the first half of 1997, from $556,746 for the first half of 1996. The increase was attributable to an increase in production volumes of $93,718 and a decrease in the average prices for oil and natural gas of $19,141. The price and volume variances from oil and gas in first half 1997, compared to the same period in 1996, demonstrate the sensitivity of the Company's operations to price fluctuations and its current dependence on a small number of producing wells. The following table sets forth information concerning crude oil, and natural gas sales volumes, average sales prices, and per barrel oil equivalent ("NBOE") operating costs (excluding depreciation, depletion, and amortization hereinafter referred to as "DD&A") for the Company's exploration and production activities for indicated periods:

                                                                   SIX MONTHS
                                                                 ENDED JUNE 30,
                                                                 ---------------
                                                                  1997    1996
                                                                 ------- -------
      Sales volumes:
        Natural gas (mcf)....................................... 198,936 148,020
        Crude oil (bbl).........................................   6,209   8,004
        NBOE (bbl)..............................................  39,365  32,674

      Average sales prices:
        Natural gas ($/mcf)...................................... $ 2.50 $ 2.60
        Crude oil ($/bbl)........................................ $21.54 $21.50
      Lease operating expense ($/NBOE)........................... $ 0.24 $ 0.34
      Depletion, depreciation, & amortization ($/NBOE)(1)........ $ 1.17 $ 2.00

--------
(1) Excludes depreciation on seismic computer hardware and software of $270,654 and $196,468 for the six months ended June 30, 1997 and 1996, respectively.

  Operating Expenses. Exploration expenses increased $1,445,024, or 345%, to $1,863,667 for the first half of 1997, from $418,643 for the first half of 1996. Of this increase, $995,149 represented the Company's 50% share of geological and geophysical expenses of the West Cameron Seismic Project, and the remainder was principally related to additional personnel associated with the Company's exploration projects. Production costs from the one working interest well decreased 16% to $9,425. DD&A expense in the first half of 1997 increased $54,964, or 21%, to $316,693 from $261,729 for the first half of 1996 principally as a result of additional depreciation and amortization of additions to computer equipment and geophysical software. General and administrative expense in the first six months of 1997 increased $155,978, or 24%, to $804,889 from $648,911 for the six months of 1996, principally due to increases in personnel and related costs.

  Other Income (Expense). Net other income decreased $47,104, or 33%, to $96,334 for the six months ended June 30, 1997, compared to net other income of $143,438, for the six months ended June 30, 1996, principally as a result of decreased interest income due to the decrease in available cash.

  Net Loss. For the six months ended June 30, 1997, operations resulted in a net loss of $2,267,017 ($.34 per share) compared to a net loss of $592,513 ($.10 per share) for the comparable period in 1996. The increase in net loss of $1,674,504, or 283%, is comprised of increased revenue of $26,758, increased operating expenses of $1,654,158, and a decrease in net other income of $47,104. The $.24 increase in per share loss was also affected by the increased number of shares of common stock outstanding in the first half of 1997 principally due to the conversion of the preferred stock in July 1996.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has generated funds from public and private equity offerings, cash flow from the Company's operations, and cash payments made to it under the Fortune Exploration Agreement and the Cheniere Exploration Agreement. The Company may use its cash for any general corporate purposes except for the funds advanced by Fortune and Cheniere, which are committed to the project operations for which they were intended. Sources of funds include approximately $10.1 million from the sale of securities in 1993, 1994, and 1995, advances in 1995 under the Fortune Exploration Agreement, and $12.0 million, as of July 21, 1997, provided under the Cheniere Exploration Agreement.

  The Company expects that capital needs for 1997 will be satisfied through cash on hand (including the proceeds from the Offering and internal cash reserves) and cash available under the Cheniere Exploration Agreement. Although Cheniere may elect to discontinue its funding of the remaining payment of $1.5 million now due on July 31, 1997, and thus substantially reduce its interest in the West Cameron Seismic Project, Cheniere is responsible for funding 50% of the costs in excess of $13.5 million. The Company estimates that the costs of seismic data acquisition and processing and obtaining seismic permits for the West Cameron Seismic Project through December 31, 1997, will aggregate approximately $18.5 million, of which the Company's share is $2.5 million and $16.0 million is allocable to Cheniere. The Company expects that approximately $17.3 million of these costs will have been incurred through July 31, 1997, of which $14.3 million has been paid. As of July 21, 1997, Cheniere had advanced $12.0 million and the Company had funded the remaining $2.3 million. Of the $4.2 million of expected costs remaining to be paid, Cheniere will be obligated to advance to Zydeco $3.4 million in order to maintain its full 50% interest in the West Cameron Seismic Project. The Company would pay the remaining $200,000 of such expected costs. As of July 21, 1997, the Company had approximately $1.1 million in cash. Of such remaining costs, the Company expects approximately $3.0 million will be due in August 1997. On July 21, 1997, the Company agreed to grant Cheniere an extension until July 31, 1997, to fund $1.5 million and until August 8, 1997, to fund an additional $1.9 million representing its share of these costs. If Cheniere elects to discontinue funding, or is unable to raise further funds to pay for its full share of costs of the West Cameron Seismic Project, the Company will not have sufficient funds to pay all of the costs incurred when due until it receives the proceeds of the Offering. In either event, the Company will require funding from the proceeds of the Offering, or other equity capital infusion or may be required to borrow against its interest in the Project or sell a portion of its interest. There is no assurance that the Company will be successful in completing the Offering. The Company does not presently maintain any credit facilities. In addition, the Company may sell an interest in the West Cameron Seismic Project to an industry partner in order to pay the remaining costs of the Project.

  To the extent that Cheniere funds its share of such costs, the proceeds of the Offering are expected to be used to acquire potential prospects in the West Cameron area and for other general corporate purposes. The Company's share of the budgeted costs could increase if Cheniere elects to discontinue funding of the West Cameron Seismic Project. Such additional costs and other capital needs may be funded from available cash of the Company, the issuance of additional equity securities, including the exercise of outstanding warrants and options of the Company, securing additional project partners, or the sale of prospects, if any, identified by the Company's projects. The Company may in the future explore the possibility of obtaining a credit facility in the event the Company increases oil and gas production through the successful completion of oil and gas wells drilled by the Company. There can be no assurance that the Company will be successful in securing additional partners or additional project financing or credit financing.

  The Company's current budget for its capital expenditures for 1997 is approximately $3.0 million, including $2.5 million for West Cameron Seismic Project costs (prior to any revisions for seismic acquisition costs) and $393,000 related to the purchase of computer equipment and software. Other significant additional capital expenditures may include the acquisition of additional oil and gas leases, the drilling of prospects identified by the Company, the acquisition of interests in producing wells, and other oil and gas exploration and production related investment opportunities determined by management and the Board of Directors to be in the interest of the Company. The amount and timing of these expenditures will be dependent upon numerous factors including the availability of capital to the Company, availability of seismic data, the number and type of drilling prospects, if any, identified as a result of the Company's 3D seismic analysis, the terms under which industry partners may participate in the Company prospects, and the cost of drilling and completing wells in the Louisiana Transition Zone and the Timbalier Trench.

  The Company has incurred net losses and negative cash flows from operations since its inception in 1994, except that cash flow from operating activities was $26,112 for the six months ended June 30, 1997. The Company does not expect to generate operating cash flow or net income in 1997. The Company expects to generate a net loss in 1997, including its 50% share of geological and geophysical costs of approximately $2.5 million which it expects to incur on the West Cameron Seismic Project primarily during the third quarter. The successful efforts method of accounting generally requires that geological and geophysical expenses be expensed when incurred.

  The Company currently maintains a $300,000 bond required to hold its present federal oil and gas leases. This bond is collateralized by a United States Treasury Note. In the event the Company determines to act as operator on a federal offshore lease or is otherwise required to increase its bonding by federal or state authorities, such additional bonding may require significant amounts of capital as collateral.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

 EXHIBIT
   NO.                                DESCRIPTION
 -------                              -----------
 10.20+  --Fifth Amendment to the Exploration Agreement between Zydeco
          Exploration, Inc. and Cheniere Energy Operating Co., Inc. (formerly
          FX Energy, Inc.) dated April 28, 1997 (filed as exhibit 10.20 to the Company's Registration Statement (#333-27679) on Form S-1
          Amendment No. 2).
 10.21+  --Sixth Amendment to the Exploration Agreement between Zydeco
          Exploration, Inc. and Cheniere Energy Operating Co., Inc. (formerly
          FX Energy, Inc.) effective July 21, 1997 (filed as exhibit 10.21 to the Company's Registration Statement (#333-27679) on Form S-1
          Amendment No. 2).

--------
 +  Incorporated herein by reference to the indicated filing.

  (b) Reports on Form 8-K

  No reports on Form 8-K were filed during the second quarter of 1997.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ZYDECO ENERGY, INC.

                                          /s/       Sam B. Myers, Jr.
                                          _____________________________________
                                                    Sam B. Myers, Jr.
                                                 Chief Executive Officer
                                              (Principal Executive Officer)

                                          /s/        W. Kyle Willis
                                          _____________________________________
                                                     W. Kyle Willis
                                              Vice President and Treasurer
                                              (Principal Financial Officer)

Dated: July 28, 1997