Form 10-Q
period 1997-09-30
ZYDECO ENERGY INC
filed 1997-11-14
CIK 908246

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

            [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF
                      THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1997

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

                              Yes [x]           No
                                  ------           ---

  As of September 30, 1997, there were 10,387,098 shares of Zydeco Energy, Inc. Common Stock, $.001 par value, issued and outstanding.

================================================================================

                                   FORM 10-Q

                               TABLE OF CONTENTS



                                                                           Page
                                                                          Number
                                                                          ------

Part I.  Financial Information

         Item 1. Consolidated Financial Statements

                 Consolidated Balance Sheets...............................   3

                 Consolidated Statements of Operations.....................   4

                 Consolidated Statements of Stockholders' Equity...........   5

                 Consolidated Statements of Cash Flows.....................   6

                 Notes to Consolidated Financial Statements................   7

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.......................   9

Part II. Other Information and Signatures

         Item 6. Exhibits and Reports on Form 8-K..........................  14

         Signatures........................................................  15

                         PART I. FINANCIAL INFORMATION
ITEM 1.
                     ZYDECO ENERGY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                           SEPTEMBER 30, 1997        DECEMBER 31, 1996
                                                                           ------------------        -----------------
                            ASSETS                                            (UNAUDITED)
CURRENT ASSETS
  Cash and cash equivalents                                                   $14,200,633                 $ 6,906,650
  Marketable securities                                                                 -                     845,852
  Oil and gas revenue receivable                                                  132,107                     327,975
  Exploration receivable                                                        2,325,276                           -
  Other receivables                                                               112,471                      21,244
  Prepaid expenses                                                                107,863                     130,495
                                                                              -----------                 -----------
    TOTAL CURRENT ASSETS                                                       16,878,350                   8,232,216

Oil & gas properties, using successful efforts method of accounting
  Proved properties                                                               334,972                     300,784
  Unproved properties                                                             338,290                     488,290
Equipment and software, at cost                                                 1,993,699                   1,608,207
                                                                              -----------                 -----------
                                                                                2,666,961                   2,397,281
Less:  accumulated depreciation, depletion and amortization                    (1,521,397)                 (1,026,046)
                                                                              -----------                 -----------
                                                                                1,145,564                   1,371,235
Investment in Wavefield Imaging Technology                                        565,693                           -
Operating bond and other assets                                                   305,570                     308,151
                                                                              -----------                 -----------

TOTAL ASSETS                                                                  $18,895,177                 $ 9,911,602
                                                                              ===========                 ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                            $ 1,854,882                 $   692,188
  Accrued liabilities                                                             288,473                     232,738
  Exploration obligations                                                               -                   2,489,732
  Capital lease obligation                                                         16,824                     157,537
                                                                              -----------                 -----------
    TOTAL CURRENT LIABILITIES                                                   2,160,179                   3,572,195

STOCKHOLDERS' EQUITY
  Convertible preferred stock, par value $.001 per share; 1,000,000
   shares authorized; no shares issued and outstanding                                  -                           -
  Common stock, par value $.001 per share; 50,000,000 shares authorized; 11,168,353 and 7,374,905 shares issued; 10,387,098
   and 6,593,650 shares outstanding, respectively                                  11,168                       7,375
  Additional paid-in-capital                                                   24,119,336                   9,503,943
  Accumulated deficit                                                          (7,388,254)                 (3,164,659)
  Less: treasury stock, at cost; 781,255 shares                                    (7,252)                     (7,252)
                                                                              -----------                 -----------
TOTAL STOCKHOLDERS' EQUITY                                                     16,734,998                   6,339,407
                                                                              -----------                 -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $18,895,177                 $ 9,911,602
                                                                              ===========                 ===========

The accompanying notes are an integral part of these financial statements.

                     ZYDECO ENERGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                                 --------------------------------    ------------------------------
                                                                      1997             1996              1997              1996
                                                                 -------------     --------------    ------------      ------------
OPERATING REVENUES
  Oil and gas sales                                               $   214,542         $  461,038      $   845,865       $ 1,017,784
  Gain on sales of properties                                         223,335                  -          223,335            16,319
  Seismic services                                                          -                  -                -            31,500
                                                                  -----------         ----------      -----------       -----------
                                                                      437,877            461,038        1,069,200         1,065,603

OPERATING COSTS AND EXPENSES
  Exploration expenses
    Geological and geophysical expenses                             1,877,808            224,895        3,684,004           626,464
    Dry hole and other exploration costs                                6,747            669,351           64,218           686,425
  Production costs                                                      5,192              6,073           14,617            17,306
  Research and development costs                                       49,844                  -           49,844                 -
  Depreciation, depletion and amortization                            174,162            181,763          490,855           443,492
  General and administrative expenses                                 364,411            322,290        1,169,300           971,201
                                                                  -----------         ----------      -----------       -----------
                                                                    2,478,164          1,404,372        5,472,838         2,744,888

OPERATING LOSS                                                     (2,040,287)          (943,334)      (4,403,638)       (1,679,285)


OTHER INCOME (EXPENSE)
  Interest income                                                      85,931             58,869          193,005           227,978
  Interest expense                                                     (2,222)           (10,200)         (12,962)          (35,871)
                                                                  -----------         ----------      -----------       -----------
                                                                       83,709             48,669          180,043           192,107

NET LOSS                                                          $(1,956,578)        $ (894,665)     $(4,223,595)      $(1,487,178)
                                                                  ===========         ==========      ===========       ===========

PER SHARE OF COMMON STOCK AND COMMON STOCK EQUIVALENT -
  WEIGHTED AVERAGE NUMBER OF SHARES OF
   COMMON STOCK AND COMMON STOCK
   EQUIVALENTS OUTSTANDING                                          8,171,184          6,472,122        7,123,423         6,027,182
                                                                  ===========         ==========      ===========       ===========

LOSS PER SHARE OF COMMON STOCK EQUIVALENT                         $     (0.24)        $    (0.14)     $     (0.59)      $     (0.25)
                                                                  ===========         ==========      ===========       ===========


The accompanying notes are an integral part of these financial statements.

                     ZYDECO ENERGY, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                CONVERTIBLE
                                                              PREFERRED STOCK            COMMON STOCK            ADDITIONAL
                                                              ----------------   --------------------------        PAID-IN
                                                              SHARES    AMOUNT       SHARES         AMOUNT         CAPITAL
                                                              ----------------   ------------    ----------   --------------
BALANCE AT DECEMBER 31, 1996                                       -    $    -      6,593,650       $ 7,375      $ 9,503,943

(UNAUDITED):
Net Loss                                                           -         -              -             -                -
Options and warrants exercised for Common Stock                    -         -         13,450            13           18,486
Issuance related to the Wavefield Image acquisition                -         -        100,000           100          540,525
Issuance related to the Offering                                   -         -      3,680,000         3,680       15,636,420
Costs of the Offering                                              -         -              -             -       (1,580,038)
Adjustment for fractional shares paid in cash                      -         -             (2)            -                -
                                                              -------   ------   ------------       -------      -----------


BALANCE AT SEPTEMBER 30, 1997                                      -    $    -     10,387,098       $11,168      $24,119,336
                                                              =======   ======   ============       =======      ===========

                                                                                                   TOTAL
                                                                 ACCUMULATED      TREASURY     STOCKHOLDERS'
                                                                   DEFICIT          STOCK          EQUITY
                                                              --------------    -----------    -------------
BALANCE AT DECEMBER 31, 1996                                     $(3,164,659)      $(7,252)      $ 6,339,407

(UNAUDITED):
Net Loss                                                          (4,223,595)            -        (4,223,595)
Options and warrants exercised for Common Stock                            -             -            18,499
Issuance related to the Wavefield Image acquisition                        -             -           540,625
Issuance related to the Offering                                           -             -        15,640,100
Costs of the Offering                                                      -             -        (1,580,038)
Adjustment for fractional shares paid in cash                              -             -                 -
                                                                 -----------       -------       -----------


BALANCE AT SEPTEMBER 30, 1997                                    $(7,388,254)      $(7,252)      $16,734,998
                                                                 ===========       =======       ===========

The accompanying notes are an integral part of these financial statements.

                     ZYDECO ENERGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                                    ------------------------------------
                                                                                          1997                1996
                                                                                    ----------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                            $ (4,223,595)        $(1,487,178)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Depreciation, depletion and amortization                                               490,855             443,492
    Gain on sales of properties                                                           (223,335)            (16,319)
    Exploration costs                                                                    3,748,222           1,312,889
    Changes in operating assets and liabilities
      (Increase) decrease in oil & gas revenue receivable                                  195,868            (290,454)
      (Increase) in other current assets                                                   (68,594)           (274,037)
      Increase (decrease) in accounts payable                                              280,608            (226,524)
      (Decrease) in accrued liabilities                                                   (223,706)           (111,183)
      Other                                                                                   (500)            (42,450)
                                                                                      ------------         -----------
  Net cash (used in) operating activities                                                  (24,177)           (691,764)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net expenditures against exploration obligations                                    $(11,429,185)        $(4,740,580)
  Exploration costs                                                                     (1,327,905)         (1,312,889)
  Advances on exploration obligation                                                     7,500,000           5,000,000
  Distribution to exploration partner                                                   (2,174,054)                  -
  Purchases of equipment and software                                                     (377,712)           (761,841)
  Additions to oil and gas properties                                                       (9,747)           (489,769)
  Investment in Wavefield Imaging Technology                                               (25,272)                  -
  Proceeds from the sales of marketable securities, net                                    845,852           9,150,117
  Proceeds from the sales of properties                                                    373,335              16,319
                                                                                      ------------         -----------
  Net cash provided by (used in) investing activities                                   (6,624,688)          6,861,357
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of short-term debt                                                       $          -         $  (225,028)
  Principal payments of capital lease obligation                                          (140,713)           (117,805)
  Proceeds from options and warrants exercised                                              18,499               8,890
  Proceeds from Offering, net of expenses                                               14,065,062                   -
                                                                                      ------------         -----------
  Net cash provided by (used in) financing activities                                   13,942,848            (333,943)
                                                                                      ------------         -----------

Net increase in cash and cash equivalents                                             $  7,293,983         $ 5,835,650

Cash and cash equivalents at beginning of period                                         6,906,650             517,781
                                                                                      ------------         -----------
Cash and cash equivalents at end of period                                            $ 14,200,633         $ 6,353,431
                                                                                      ============         ===========
Cash paid during the period for:
  Interest                                                                            $     12,962         $    35,871
  Income taxes                                                                        $          -         $         -

The accompanying notes are an integral part of these financial statements.

                     ZYDECO ENERGY, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1.   PREPARATION OF INTERIM FINANCIAL STATEMENTS.

     The accompanying unaudited consolidated financial statements of Zydeco Energy, Inc. and its wholly owned subsidiaries Zydeco Exploration, Inc. and, since July 1, 1997, Wavefield Image, Inc., have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these statements reflect all adjustments (consisting only of normal recurring entries) which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. Interim period results are not necessarily indicative of the results to be achieved for an entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. As used herein, unless the context indicates otherwise, the term "Company" refers to Zydeco Energy, Inc. and its wholly owned subsidiaries: Zydeco Exploration, Inc. and Wavefield Image, Inc. (see "Notes - Acquisition of Wavefield Image, Inc.").

     Reclassifications. Certain reclassifications of prior period amounts have been made to conform with current presentation.


2.   EARNINGS PER SHARE.

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128 - "Earnings per Share" effective for interim and annual periods after December 15, 1997. This statement replaces primary earnings per share ("EPS") with a newly defined basic EPS and modifies the computation of diluted EPS. The Company's basic and diluted EPS, computed using the requirements of SFAS 128, are the same as the currently disclosed primary EPS, since inclusion of outstanding options and warrants would be anti-dilutive.


3.   EXPLORATION AGREEMENT EXPENDITURES.

     Fortune Exploration Agreement. Effective June 4, 1997, Fortune Petroleum Corporation ("Fortune") exercised its right under the exploration agreement with Zydeco ("Fortune Exploration Agreement"), to have unexpended capital contributions returned to Fortune. Under the terms of the agreement, which was signed February 13, 1995, Fortune contributed a total of $4.8 million for the leasing of acreage, the payment of lease rentals, the acquisition and processing of seismic data, and other specified related expenses over leads and prospects developed by Zydeco in the Transition Zone and Timbalier Trench areas of offshore Louisiana. Expenditures since inception of the Fortune Exploration Agreement aggregated approximately $2,684,293 through September 30, 1997.

     On June 20, 1997, at the request of Fortune, the Company returned $2,153,645 to Fortune representing the unexpended funds previously advanced to the Company under the Fortune Agreement. The funds returned to Fortune were previously reported as an exploration liability on the Company's balance sheet and their return was accounted for as a reduction of such balance. The Company retained its undivided 50% working interest in each of the existing properties. Substantially all the cost of lease acquisition and seismic data acquisition had been incurred at the time of Fortune's election. The Company will continue to evaluate certain of the prospects that merit further evaluation or development.

     Cheniere Exploration Agreement. In April 1996, the Company executed an Exploration Agreement (the "Cheniere Exploration Agreement") with Cheniere Energy Operating Co., Inc. ("Cheniere") covering an area of land and waters in western Cameron Parish, Louisiana ("West Cameron Seismic Project"). Inception-to-date expenditures through September 30, 1997, aggregated approximately $18,340,635 in connection with the West Cameron Seismic Project or $4,840,635 in excess of the $13.5 million which Cheniere was required to fund under the Cheniere Exploration Agreement, as amended, to maintain its 50% interest. Cheniere paid $1.5 million on July 31, 1997, pursuant to an extension granted by the Company on July 21, 1997, and as of September 30, 1997, Cheniere had advanced $13.5 million under the Cheniere Exploration Agreement. On August 28, 1997, the Company granted an extension until December 31, 1997, of the time Cheniere is required to pay its share of project costs incurred through such date. If Cheniere fails to advance its share of costs at such date, its interest in the West Cameron Seismic Project would be proportionately reduced to that percentage that Cheniere's actual advances represent in relation to two times the West Cameron Seismic Project's ultimate cost. Cheniere's share of costs incurred in excess of the amount of Cheniere's advances is classified as an exploration receivable of $2,325,276 at September 30, 1997. The Company's 50% share of the excess costs of $1,425,169 and $2,420,318 for the three and nine months ended September 30, 1997, respectively was expensed as geological and geophysical costs. Interest income accumulated since inception on unused project funds was $49,042 at September 30, 1997.


4.   COMMON STOCK OFFERING.

     On August 21, 1997, the Company completed an offering of 3,680,000 shares of Common Stock and warrants to purchase 320,000 shares of Common Stock (the "Offering"). Proceeds from the Offering were $14,060,062, net of Offering expenses of $1,580,038.

     In connection with the Offering, the Company sold to the Underwriters, for nominal consideration, warrants to purchase 320,000 shares of Common Stock from the Company ("1997 Underwriter Warrants"). The 1997 Underwriter Warrants are exercisable, in whole or in part, at an exercise price of $5.10 (120% of the Offering price) at any time during the four-year period commencing August 26, 1998. The warrant agreement pursuant to which the 1997 Underwriter Warrants were issued contains provisions providing for adjustment of the exercise price and the number and type of securities issuable upon exercise of the 1997 Underwriter Warrants should any one or more of certain specified events occur. The 1997 Underwriter Warrants grant to the holders thereof demand and piggy-back registration rights for the securities issuable upon exercise of the 1997 Underwriter Warrants.


5.   ACQUISITION OF WAVEFIELD IMAGE, INC.

     On July 1, 1997, the Company acquired Wavefield Image, Inc. ("Wavefield"), a privately held company that develops and licenses a seismic data processing technique known as "Wavefield Imaging Technology". The Company is utilizing Wavefield Imaging Technology in its West Cameron Seismic Project pursuant to a license executed in May 1996. The Company issued 100,000 shares of Common Stock to three stockholders of Wavefield, including its founder, Dr. Norman S. Neidell, in exchange for all of the outstanding stock of Wavefield. An additional 150,000 shares of Common Stock are expected to be issued to Wavefield's stockholders with respect to a patent for the Wavefield Imaging Technology, for which the Company received notice on July 3, 1997, that the application has been allowed for issuance of a patent by the United States Patent and Trademark Office. The historical operations of Wavefield have not been significant to the Company's financial position or results of operations.

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

          In May 1996, the Company entered into a license agreement with Dr. Norman S. Neidell ("Neidell") for the use of the Wavefield Imaging Technology, the benefits of which may substantially reduce the Company's total costs of seismic data acquisition for certain surveys. On July 1, 1997, the Company acquired Wavefield, the owner and licensor of the rights to the Wavefield Imaging Technology. On July 3, 1997, the Company received notice that a patent application in respect of the Wavefield Imaging Technology was allowed for issuance by the United States Patent and Trademark Office. The Company expects that the patent will be issued in a few months.

          In February 1996, the Company obtained an exclusive seismic permit from the State of Louisiana covering approximately 51,000 acres of state waters in western Cameron Parish, Louisiana, which would have expired on August 18, 1997. The Company paid a fee of $783,754 for the permit. The Company extended the permit period to February 18, 1998, by payment of an additional fee of $391,877 in August 1997. During such period, the Company has the exclusive right to nominate parcels of such area for competitive bidding for drilling rights. Under the permit, the State of Louisiana is required to keep the information obtained from the survey confidential for a period of ten years.

          In April 1996, the Company executed the Cheniere Exploration Agreement with Cheniere, for the West Cameron Seismic Project, covering an area of land and waters in western Cameron Parish, Louisiana, including the area covered by the seismic permit described above. Cheniere holds an interest of 50% in the West Cameron Seismic Project. In exchange for such interest, Cheniere has agreed to fund the costs of seismic acquisition up to $13.5 million and 50% of such costs in excess of $13.5 million. Such costs include the purchase of seismic rights, the cost of lease options on the related onshore acreage of the West Cameron Seismic Project, and data acquisition and processing of a 3D seismic survey of the onshore and offshore areas. Cheniere may elect to discontinue funding of the West Cameron Seismic Project at any time, in which case its interest would be substantially reduced to that percentage that Cheniere's actual advances represent in relation to two times the Project's ultimate cost. As of September 30, 1997, Cheniere had made payments of approximately $13.5 million against costs incurred by the Company through September 30, 1997, on the West Cameron Seismic Project of approximately $18.3 million.

          In connection with the West Cameron Seismic Project, the Company began onshore leasing and permitting in February 1996. Seismic data acquisition commenced in August 1996 and was discontinued in early December due to weather conditions and recommenced in April 1997. On July 6, 1997, the seismic data acquisition phase, comprising approximately 146,000 acres, was completed.

          In August 1997, the Company completed a registered public offering (the "Offering") of 3,680,000 shares of Common Stock. In connection with the Offering, the Company granted the Underwriters warrants to purchase 320,000 shares of Common Stock. Offering proceeds to the Company were $14,060,062, net of Offering expenses of $1,580,038. Proceeds of the Offering are expected to be used by the Company to fund leasehold acquisition and seismic data acquisition, processing and analysis costs, principally in respect of its West Cameron Seismic Project, drilling participation costs, and other general corporate purposes.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

          Operating Revenues. Oil and gas sales decreased by $246,496, or 53%, to $214,542 for the quarter ended September 30, 1997, from $461,038 for the quarter ended September 30, 1996. The decrease was attributable to a decrease in production volumes of $240,255 and a decrease in the average prices for oil and natural gas of $6,241. The price and volume variances from oil and gas in the third quarter of 1997, compared to the same quarter of 1996, demonstrate the sensitivity of the Company's operations to price fluctuations and its current dependence on a small number of producing wells. Gain on sales of properties was $223,335 for the quarter ended September 30, 1997, compared to no activity for the quarter ended September 30, 1996, reflecting the infrequent nature of such transactions. The following table sets forth information concerning crude oil, and natural gas sales volumes, average sales prices, and per barrel oil equivalent ("NBOE") operating costs (excluding depreciation, depletion, and amortization hereinafter referred to as "DD&A") for the Company's exploration and production activities for indicated periods:

                                                                           Three Months Ended September 30,
                                                                           --------------------------------
                                                                             1997                    1996
                                                                           --------                --------
Sales volumes:
  Natural gas (mcf)                                                          75,869                 119,359
  Crude oil (bbl)                                                             1,676                   7,966
  NBOE (bbl)                                                                 14,321                  27,859

Average sales prices:
  Natural gas ($/mcf)                                                       $  2.42                $   2.44
  Crude oil ($/bbl)                                                         $ 18.60                $  21.34

Lease operating expense ($/NBOE)                                            $  0.36                $   0.22
Depletion, depreciation, & amortization ($/NBOE) /(1)/                      $  2.27                $   2.00

___________________
/(1)/ Excludes depreciation on seismic computer hardware and software of $141,662 and $126,119 for the three months ended September 30, 1997 and 1996, respectively.

          Operating Expenses. Exploration expenses increased $990,309, or 111%, to $1,884,555 for the quarter ended September 30, 1997, from $894,246 for the quarter ended September 30, 1996. The increase was primarily a result of the Company expensing its 50% share, or $1,425,169, of the West Cameron Seismic Project, and increased costs due to additional personnel associated with the Company's exploration projects, partially offset by the $657,385 incurred in the third quarter of 1996 as a result of the drilling and abandonment of an exploratory well in Timbalier Bay, Louisiana. Production costs from the one working interest well decreased 15% to $5,192. As a result of the acquisition of Wavefield Image, Inc. on July 1, 1997, research and development costs of $49,844 were incurred in the third quarter of 1997, principally due to the addition of personnel. DD&A expense in the third quarter of 1997 decreased $7,601, or 4%, to $174,162 from $181,763 for the third quarter of 1996. The decrease was principally a result of lower depletion expense on the one working interest well, partially offset by additional depreciation and amortization on additions of computer equipment and geophysical software. G&A expense in the third quarter of 1997 increased $42,121, or 13%, to $364,411 from $322,290 for the third quarter of 1996, principally due to increases in personnel and related costs.

          Other Income (Expense). Net other income increased $35,040, or 72%, to $83,709 for the three months ended September 30, 1997, compared to net other income of $48,669, for the three months ended September 30, 1996, principally as a result of increased interest income due to the increase in available cash.

          Net Loss. For the quarter ended September 30, 1997, operations resulted in a net loss of $1,956,578 ($.24 per share) compared to a net loss of $894,665 ($.14 per share) for the comparable period in 1996. The increase in net loss of $1,061,913, or 119%, was due to decreased revenue of $23,161, increased operating expenses of $1,073,792, and an increase in net other income of $35,040. The $.10 increase in per share loss was also affected by the increased number of shares of common stock outstanding in the third quarter of 1997 principally due to the common stock offering in August 1997.


NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

          Operating Revenues. Oil and gas sales decreased by $171,919, or 17%, to $845,865 for the first nine months of 1997, from $1,017,784 for the first nine months of 1996. The decrease was attributable to a decrease in production volumes of $154,398 and a decrease in the average prices for oil and natural gas of $17,521. The price and volume variances from oil and gas in the first nine months of 1997, compared to the same period in 1996, demonstrate the sensitivity of the Company's operations to price fluctuations and its current dependence on a small number of producing wells. Gain on sales of properties was $223,335 for the nine months ended September 30, 1997, compared to $16,319 for the nine months ended September 30, 1996, reflecting the infrequent nature of such transactions. The following table sets forth information concerning crude oil, and natural gas sales volumes, average sales prices, and per barrel oil equivalent ("NBOE") operating costs (excluding depreciation, depletion, and amortization hereinafter referred to as "DD&A") for the Company's exploration and production activities for indicated periods:

                                                                          Nine Months Ended September 30,
                                                                         --------------------------------
                                                                           1997                    1996
                                                                         ---------               --------
Sales volumes:
  Natural gas (mcf)                                                       274,805                 267,379
  Crude oil (bbl)                                                           7,885                  15,970
  NBOE (bbl)                                                               53,686                  60,533

Average sales prices:
  Natural gas ($/mcf)                                                    $   2.48                $   2.53
  Crude oil ($/bbl)                                                      $  20.91                $  21.42

Lease operating expense ($/NBOE)                                         $   0.27                $   0.29
Depletion, depreciation, & amortization ($/NBOE) /(1)/                   $   1.46                $   2.00

___________________
/ (1)/ Excludes depreciation on seismic computer hardware and software of $412,316 and $322,588 for the nine months ended September 30, 1997 and 1996, respectively.

          Operating Expenses. Exploration expenses increased $2,435,333, or 185%, to $3,748,222 for the first nine months of 1997, from $1,312,889 for the first nine months of 1996. The increase was primarily a result of the Company expensing its 50% share, or $2,420,318, of the West Cameron Seismic Project, and increased costs due to additional personnel associated with the Company's exploration projects, partially offset by the $657,385 incurred in 1996 as a result of the drilling and abandonment of the exploratory well discussed above. Production costs from the one working interest well decreased 16% to $14,617.
As a result of the acquisition of Wavefield Image, Inc. on July 1, 1997, research and development costs of $49,844 were incurred in 1997, principally due to the addition of personnel. DD&A expense in the first nine months of 1997 increased $47,363, or 11%, to $490,855 from $443,492 for the first nine months of 1996. The increase was principally a result of additional depreciation and amortization on additions of computer equipment and geophysical software, partially offset by lower depletion expense on the one working interest well. G&A expense in the first nine months of 1997 increased $198,099, or 20%, to $1,169,300 from $971,201 for the first nine months of 1996, principally due to increases in personnel and related costs.

          Other Income (Expense). Net other income decreased $12,064, or 6%, to $180,043 for the nine months ended September 30, 1997, compared to net other income of $192,107, for the nine months ended September 30, 1996, principally as a result of decreased interest income due to the decrease in available cash.

          Net Loss. For the nine months ended September 30, 1997, operations resulted in a net loss of $4,223,595 ($.59 per share) compared to a net loss of $1,487,178 ($.25 per share) for the comparable period in 1996. The increase in net loss of $2,736,417, or 184%, is comprised of increased revenue of $3,597, increased operating expenses of $2,727,950, and a decrease in net other income of $12,064. The $.34 increase in per share loss was also affected by the increased number of shares of common stock outstanding in the first nine months of 1997 principally due to the common stock offering in August 1997.


LIQUIDITY AND CAPITAL RESOURCES

          The Company has generated funds from public and private equity offerings, cash flow from the Company's operations, and cash payments made to it under the Fortune Exploration Agreement and the Cheniere Exploration Agreement. The Company may use its cash for any general corporate purposes. Sources of funds have included an aggregate of approximately $24.2 million from the sale of equity securities for cash during the last four years. Other historical sources of funds have included advances in 1995 under the Fortune Exploration Agreement, and $13.5 million, as of September 30, 1997, provided under the Cheniere Exploration Agreement.

          The Company expects that its capital needs for the remainder of 1997 will be satisfied through cash on hand and further cash advances, if any, under the Cheniere Exploration Agreement. The Company estimates that the costs of seismic data acquisition and processing and obtaining seismic permits for the West Cameron Seismic Project through December 31, 1997, will aggregate approximately $20.3 million, of which the Company's share is $3.4 million and $16.9 million is allocable to Cheniere. As of September 30, 1997, approximately $18.3 million of these costs have been incurred, of which $16.6 million has been paid, with Cheniere having advanced $13.5 million and the Company having funded the remaining $3.1 million. Of the $3.7 million of expected costs remaining to be paid, Cheniere will be obligated to advance to the Company $3.4 million in order to maintain its full 50% interest in the West Cameron Seismic Project.
The Company would pay the remaining $300,000 of such expected costs. As of September 30, 1997, the Company had $14.2 million in cash. On August 28, 1997, the Company granted an extension until December 31, 1997, of the time Cheniere is required to pay its share of Project Costs incurred through such date. As of September 30, 1997, Cheniere's share of costs incurred in excess of the amount of Cheniere's advances is classified as an exploration receivable of $2,325,276.

          The Company's share of the budgeted costs could increase if Cheniere elects to discontinue funding of the West Cameron Seismic Project. Such additional costs and other capital needs may be funded from available cash of the Company, the issuance of additional equity securities, including the exercise of outstanding warrants and options of the Company, securing additional project partners, or the sale of prospects, if any, identified by the Company's projects. The Company does not presently maintain any credit facilities. The Company may in the future explore the possibility of obtaining a credit facility in the event the Company increases oil and gas production through the successful completion of oil and gas wells drilled by the Company. There can be no assurance that the Company will be successful in securing additional partners or additional project financing or credit financing.

          The Company's current budget for its capital expenditures for 1997 is approximately $3.9 million, including $3.4 million for West Cameron Seismic Project costs (as a result of revisions for seismic acquisition costs) and $393,000 related to the purchase of computer equipment and software. Other significant additional capital expenditures may include the acquisition of additional oil and gas leases, the drilling of prospects identified by the Company, the acquisition of interests in producing wells, and other oil and gas exploration and production related investment opportunities determined by management and the Board of Directors to be in the interest of the Company. The amount and timing of these expenditures will be dependent upon numerous factors including the availability of capital to the Company, availability of seismic data, the number and type of drilling prospects, if any, identified as a result of the Company's 3D seismic analysis, the terms under which industry partners may participate in the Company prospects, and the cost of drilling and completing wells in the Louisiana Transition Zone and the Timbalier Trench.

          The Company has incurred net losses since its inception in 1994. The Company expects to generate a net loss in 1997, including its 50% share of remaining geological and geophysical costs of approximately $2.0 million which it expects to incur on the West Cameron Seismic Project in the fourth quarter of the year. The successful efforts method of accounting generally requires that geological and geophysical expenses be expensed when incurred.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDING

ITEM 2.  CHANGES IN SECURITIES

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (A) EXHIBITS

         1.1* Underwriting Agreement and exhibits thereto (filed on August 19, 1997 as Exhibit 1.1 to the Company's Registration Statement No. 333-27679 on Form S-1)

         4.8* Form of Warrant Agreement by and among the Company and Brean Murray & Co., Inc. and Gaines, Berland Inc. (for Underwriter Warrants) (filed on August 19, 1997 as Exhibit 4.8 to the Company's Registration Statement No. 333-27679 on Form S-1)

       10.18* Agreement and Plan of Merger dated July 1, 1997, by and between the Company, Wavefield Image, Inc., and certain stockholders of Wavefield Image, Inc. (filed on August 19, 1997 as Exhibit 10.18 to the Company's Registration Statement No. 333-27679 on
               Form S-1)

       10.19* Employment Agreement between Zydeco Energy, Inc. and Norman S. Neidell (filed on August 19, 1997 as Exhibit 10.19 to the Company's Registration Statement No. 333-27679 on Form S-1)

       10.20* Fifth Amendment to the Exploration Agreement between Zydeco Exploration, Inc. and Cheniere Energy Operating Co., Inc. (formerly FX Energy, Inc.) dated April 28, 1997 (filed on August 19, 1997 as Exhibit 10.20 to the Company's Registration Statement No. 333-27679 on Form S-1)

       10.21* Sixth Amendment to the Exploration Agreement between Zydeco Exploration, Inc. and Cheniere Energy Operating Co., Inc. (formerly FX Energy, Inc.) dated July 18, 1997 (filed on August 19, 1997 as Exhibit 10.21 to the Company's Registration Statement No. 333-27679 on Form S-1)

       10.22+ Seventh Amendment to the Exploration Agreement between Zydeco Exploration, Inc. and Cheniere Energy Operating Co., Inc. (formerly FX Energy, Inc.) dated August 28, 1997.

       *       Incorporated by reference to the indicated filing.
       +       Exhibit filed herewith.

   (B) REPORTS ON FORM 8-K

       No reports on Form 8-K were filed during the third quarter of 1997.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ZYDECO ENERGY, INC.



                              /s/ Sam B. Myers, Jr.
                              --------------------------------------------------
                              Sam B. Myers, Jr., Chief Executive Officer
                              (Principal Executive Officer)



                              /s/ Stephen P. Jacobs
                              --------------------------------------------------
                              Stephen P. Jacobs, Chief Accounting Officer
                              (Principal Accounting Officer)



Dated:  November 14, 1997