Form 10-K
period 1997-12-31
ZYDECO ENERGY INC
filed 1998-03-27
CIK 908246

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                      OR

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 under the Securities Exchange Act of 1934) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of March 2, 1998, there were 10,357,096 shares of Zydeco Energy, Inc. Common Stock, $.001 par value, issued and outstanding, 6,736,806 of which, having an aggregate market value of approximately $16,842,015 were held by non-affiliates of the registrant (affiliates being, for these purposes only, directors, executive officers, and holders of more than 5% of the registrant's Common Stock).

                      DOCUMENTS INCORPORATED BY REFERENCE

  Part III, Items 10 through 13 are incorporated from the registrant's definitive Proxy Statement to be filed in connection with its Annual Meeting of Stockholders to be held on June 11, 1998.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

                                     Part I

 Item 1.  Business.......................................................     2
            The Company..................................................     2
            Seismic Technology...........................................     2
            Geologic and Geophysical Expertise...........................     3
            Louisiana Transition Zone....................................     4
            West Cameron Seismic Project.................................     4
            Fortune Project..............................................     5
            Proprietary Rights and Licenses..............................     6
            Competition and Markets......................................     6
            Governmental Regulation......................................     7
            Risk Factors.................................................    10
            Facilities...................................................    12
            Employees....................................................    12
 Item 2.  Properties.....................................................    12
            Potential Prospects and Leases...............................    12
            Drilling Activities..........................................    13
            Oil and Gas Reserves.........................................    13
            Statistical Information--Oil and Gas Properties..............    14
 Item 3.  Legal Proceedings..............................................    15
 Item 4.  Submission of Matters to a Vote of Security Holders............    15

                                    Part II

 Item 5.  Market for Registrant's Common Equity and Related Stockholder
            Matters......................................................    16
            Dividend Policy..............................................    16
            Sales of Unregistered Securities.............................    16
 Item 6.  Selected Financial Data........................................    17
 Item 7.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations........................................    17
            Overview.....................................................    17
            Results of Operations........................................    18
            Year Ended December 31, 1997 Compared to Year Ended December
             31, 1996....................................................    18
            Year Ended December 31, 1996 Compared to Year Ended December
             31, 1995....................................................    19
            Liquidity and Capital Resources..............................    20
            Year 2000 Compliance.........................................    21
 Item 8.  Financial Statements and Supplementary Data....................    21
 Item 9.  Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure.........................................    22

                                    Part III

 Item 10. Directors and Executive Officers of the Registrant.............    22
 Item 11. Executive Compensation.........................................    22
 Item 12. Security Ownership of Certain Beneficial Owners and Management.    22
 Item 13. Certain Relationships and Related Transactions.................    22

                                    Part IV

 Item 14. Exhibits, Financial Statement Schedules and Reports on Form
            8-K..........................................................    22
          Signature Page.................................................    23
          Index to Consolidated Financial Statements.....................   F-1
          Exhibit Index..................................................   E-1

                                    PART I

  When used in this document, the words "anticipate," "believe," "expect," "estimate," "project," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated, or projected. For additional discussion of such risks, uncertainties, and assumptions, see "Item 1. Business--Risk Factors" included elsewhere in this report.

ITEM 1. BUSINESS

THE COMPANY

  Zydeco Energy, Inc. ("Zydeco") is an independent energy company engaged in the exploration for oil and gas utilizing advanced three-dimensional ("3D") seismic and computer-aided exploration ("CAEX") techniques. The Company has developed comprehensive in-house technology and software and expertise enabling it to use the most recent advances in such 3D seismic and CAEX technology. Such technology includes the Company's "Wavefield Imaging Technology", a patented data processing technique designed to substantially reduce the cost of 3D seismic data acquisition for certain surveys without significantly sacrificing the quality of the 3D subsurface image.

  The Company's primary business objective is to discover and develop oil and gas reserves and, therefore, increase revenues, net income and cash flows. In pursuing this strategy the Company intends to (i) focus its efforts in geologic areas that it believes are underexplored with 3D seismic techniques and have potential for substantial oil and gas reserves, (ii) maintain its state-of-the-art 3D seismic capabilities through selective hardware and software acquisitions and exploitation of proprietary technology, and (iii) continue to pursue exploration and development alliances with industry participants in order to spread funding requirements and exploration risks.

  The Company pursues its business strategy in phases. First, the Company identifies areas with high oil and gas potential that are underexplored with advanced 3D seismic techniques. Second, the Company secures seismic rights and implements a 3D seismic acquisition program using third party contractors or obtains access to third party seismic data for in-house processing and analysis. Third, through the use of its advanced 3D seismic processing techniques and the integration of geological and other data, the Company's staff of geophysicists and geologists identifies and ranks potential drilling prospects. Fourth, the Company seeks to secure lease positions or other drilling rights for its identified potential prospects through private landowner negotiations, state and federal public lease sales or negotiations with industry participants holding lease positions or drilling rights. Upon securing drilling rights, the potential prospects may then be drilled with industry participants. The Company intends to pursue relationships with industry participants who are experienced operators in the prospect area. Generally, the Company intends to pursue retaining nonoperating interests in its drilling prospects through "farmout" arrangements and prospect sales with retained interests, while permitting a more experienced operator to manage the drilling and production activities.

  Present efforts of the Company are focused primarily in the Louisiana Transition Zone, the area of shoreline, marshland, near shore and shallow coastal and bay waters where the combination of marine and land seismic data acquisition and processing techniques are difficult and expensive. The largest project of the Company to date is its West Cameron Seismic Project, an extensive exploration program in part of the Louisiana Transition Zone in western Cameron Parish, Louisiana.

SEISMIC TECHNOLOGY

  Traditionally, seismic analysis involved the acquisition, processing and interpretation of seismic data collected along a single line of seismic detectors and sources. Processing of the resulting data created a two dimensional cross-section of the earth's subsurface beneath this line ("2D seismic"). The advent of high speed, large storage capacity computers and advanced geophysical software development has permitted the acquisition, processing and interpretation of seismic data collected in an areal array, usually from a multiple relatively closely spaced grid of seismic detectors and sources. Processing of the resulting data creates a three dimensional image of the earth's subsurface ("3D seismic"). 3D seismic provides a substantially improved image for interpretation and analysis than the cross section created by 2D seismic. As a result of the adoption of 3D seismic technology, the industry's success rate with respect to the drilling of prospects has risen.

  Basic 3D seismic imaging and analysis are now routinely used by a majority of the companies involved in oil and gas exploration. The goal of 3D seismic processing is to image a cube of the subsurface for detailed structural and stratigraphic interpretation. Three common processes used in 3D seismic processing are Dip-Moveout ("DMO"), Common Depth Point stacking ("CDP") and post-stack migration, which adjust the collected seismic data to more accurately image the subsurface. Continuing improvements in computing speed and capacity resulted in the development of more advanced 3D processing techniques such as pre-stack migration which the Company can perform with its staff and in-house processing capabilities. This processing technique generally improves the imaging of the subsurface. Many independent oil and gas exploration companies do not have in-house capabilities for performing pre-stack migration processing or other advanced 3D seismic processing techniques.

  Wavefield Imaging Technology represents a further advancement of 3D seismic survey design, processing and analysis. Wavefield Imaging Technology permits the Company to use more broadly spaced seismic receivers in its surveys thereby reducing the cost of data acquisition for certain surveys. In its West Cameron Seismic Project seismic survey, the Company estimates that it acquired the survey for approximately one half the cost of a conventional transition zone survey. Under the survey configuration used by the Company in its West Cameron Seismic Survey, the Wavefield Imaging Technology is limited to analysis of seismic objectives below 8,000 feet. The technology may also be applied in the analysis of shallower objectives by increasing receiver and sound source densities, although with diminishing cost advantages.

  On July 1, 1997, the Company acquired all of the outstanding capital stock of Wavefield Image, Inc. ("Wavefield"), the owner of the Wavefield Imaging Technology. As a result of this acquisition, the Company owns the Wavefield Imaging Technology and a related United States patent subject to licenses granted previously by Wavefield. Prior to its acquisition, Wavefield granted partial or restricted licenses for the Wavefield Imaging Technology to one major oil company and one foreign company and offered a license to another foreign company. In addition, Dr. Norman S. Neidell, a principal shareholder of Wavefield and inventor of the Wavefield Imaging Technology, entered into a four year employment agreement with the Company and was appointed Vice President-Innovations of the Company. Under Dr. Neidell's agreement, Dr. Neidell retained an option to obtain a limited, nontransferable license to the Wavefield Imaging Technology under certain conditions. The Company also granted him stock options, vesting over four years, to purchase 150,000 shares of the Company's Common Stock. Currently, the Company is not aware of any other company, including the licensees, employing Wavefield Imaging Technology in the design of its seismic surveys and processing of its seismic data. The Company and Dr. Neidell have also agreed to negotiate in good faith to form an agreement between them to own and exploit any non-seismic applications of the Wavefield Imaging Technology. The acquisition of Wavefield also gives the Company new employees with expertise in stratigraphic sequencing analysis, which involves using seismic processing and interpretive techniques to determine stratigraphy and hydrocarbon potential.

GEOLOGIC AND GEOPHYSICAL EXPERTISE

  The Company has employed a group of talented and experienced geophysicists and geologists. The Company currently employs 7 geophysicists and 3 geologists. These experts have an average of approximately 25 years of experience in the industry. As discussed above, the Company believes this in-house expertise is a critical factor in enabling the Company to effectively and efficiently use the most recent developments in 3D seismic imaging and interpretation.

  The Company believes it is one of the few independent oil and gas exploration companies to perform both 3D seismic data processing and seismic interpretation in-house. Most independent exploration companies use outside contractors to process their 3D data. The Company believes processes such as pre-stack migration analysis can be most effectively and efficiently accomplished by integrating seismic survey design, data processing and interpretation in-house. The Company has selected and acquired the computers and software necessary to perform advanced 3D seismic imaging and analysis. This equipment is specifically designed to handle the scale and complexity of large scale seismic projects such as the Company's West Cameron Seismic Project. The Company has also assembled a team of geophysicists and geologists with expertise in these advanced 3D processes.

LOUISIANA TRANSITION ZONE

  The Company has identified and is evaluating numerous potential prospects onshore and offshore in the Louisiana Transition Zone, the Company's current principal area of concentration.

  The Louisiana Transition Zone is a narrow trend paralleling the coastline of Louisiana. It is approximately six miles wide (three miles on either side of the beach) and extends approximately 300 miles from the Sabine River eastward to the Mississippi River. Water depths in the Louisiana Transition Zone extend to approximately 40 feet. The Louisiana Transition Zone contains the Miocene Trend which has produced many of the largest oil and gas fields developed in the continental United States and its territorial waters. Productive zones within the Miocene Trend have excellent reservoir characteristics and have historically exhibited multiple pay zones, which allow a single strategically placed well bore to drain multiple reservoirs. The western portion of the Louisiana Transition Zone contains the gas prolific Planulina sands.

  The Louisiana Transition Zone is populated with salt domes with numerous radial and tangential faults surrounding the salt domes. The use of advanced 3D seismic technology is essential to the exploration of such salt features and fault blocks. Until the last two years, there have been relatively few 3D seismic surveys conducted in the Louisiana Transition Zone because of the relatively high cost of such surveys compared to land or deepwater surveys. The high cost is a result of the problems associated with seismic surveys in coastal transition zones as discussed under "The Company" above. Activities in this area are controlled by sophisticated land owners onshore and the State of Louisiana within three miles of the beach offshore. Permits for 3D acquisition require the consent of all landholders and all leaseholders. Such consents are not required in Federal waters. Thus, seismic contractors have been reluctant to conduct speculative 3D surveys due to the difficulty of permitting acreage in the Louisiana Transition Zone. Due to these limitations, this zone was considered a "seismically blind" area and was thus reflected on virtually every onshore and offshore 2D seismic coverage map for the State of Louisiana as an area of "no seismic coverage." Given the past sparcity of high quality 3D seismic surveys which span both onshore and offshore areas, the Company believes that this zone has the potential for containing substantial undeveloped oil and gas reserves. Many of these prospective areas in the Louisiana Transition Zone are located in shallow waters near existing pipeline infrastructure. As a result, reserves underlying these areas are generally less costly to develop and connect to pipeline infrastructure than reserves in deeper water areas.

WEST CAMERON SEISMIC PROJECT

  The West Cameron Seismic Project encompasses approximately 230 square miles. At the core of the West Cameron Seismic Project is 51,000 non-leased acres in state waters. The exclusive seismic permit covering this area was obtained by the Company from the State of Louisiana. In August 1996, the Company commenced the West Cameron Seismic Project, an extensive 3D seismic exploration program in a part of the Louisiana Transition Zone in western Cameron Parish, Louisiana.

  Options, Permits and Leases. In connection with the West Cameron Seismic Project, the Company negotiated seismic options covering approximately 36,718 gross acres (33,225 net acres) and secured seismic permits covering approximately 119,557 gross acres (119,075 net acres). In connection with the exclusive seismic permit, for eighteen months, commencing February 1996, the Company had the exclusive right to acquire seismic data on the State's acreage and nominate any of the acreage for competitive lease bids. On

August 11, 1997, the Company paid $391,877 to the State of Louisiana to extend the deadline for delivery of the survey to February 18, 1998. Prior to the February 18, 1998 deadline, the Company nominated certain properties for bid. In Louisiana, a public auction of leases is held approximately 120 days after the property is nominated for bid and the auction is generally announced approximately 45 days prior to the auction date. A bidder at the auction may bid on all or only a portion of the property nominated for bid. Under the Company's seismic permit, the State of Louisiana is required to keep the information obtained from the survey confidential for a period of ten years. The Company timely delivered seismic data to the State of Louisiana in January 1998 in compliance with the terms of the exclusive seismic permit.

  Data Acquisition and Analysis. Advanced seismic processing techniques, including pre-stack migration, amplitude variation with offset (AVO) and seismic inversion were applied to the data by year-end 1997. The data is currently being interpreted by the Company's exploration staff to identify potential drilling prospects. While some initial prospects have been identified, the Company intends to further process the data with additional advanced 3D processing techniques, such as pre-stack depth migration over potential drilling prospects during 1998. The Company is presently in the process of obtaining oil and gas leases and other drilling rights with respect to several prospect areas identified with the West Cameron Seismic Project.

  Cheniere Exploration Agreement. In April 1996, the Company executed the Cheniere Exploration Agreement with Cheniere Energy Operating Co., Inc. ("Cheniere"), formerly known as FX Energy, Inc., covering the West Cameron Seismic Project. See "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations." The Cheniere Exploration Agreement provides for aggregate payments to Zydeco of at least $13.5 million to fund the costs of seismic acquisition, including the purchase of seismic rights or lease options on the related onshore acreage of the West Cameron Seismic Project, and to complete data acquisition and processing of a 3D seismic survey of the onshore and offshore areas. Costs incurred under this agreement that exceed $13.5 million are to be shared equally by Cheniere and Zydeco. The Cheniere Exploration Agreement provides that Cheniere may receive up to a 50% interest in the West Cameron Seismic Project and in any leases acquired as a result thereof through May 2001, based on Cheniere completing its funding obligations under the Cheniere Agreement, including its share of lease acquisition costs. The costs covered by the Cheniere Agreement include the costs of 3D seismic acquisition, including the purchase of seismic rights or lease options on the related onshore acreage of the West Cameron Seismic Project, the purchase of other 3D seismic data, and processing of seismic data over such project area, but excludes such costs as associated with Zydeco personnel utilized on the project. The Cheniere Exploration Agreement provides that Cheniere may discontinue funding under certain circumstances, in which case its interest would then be reduced pro rata, based on the West Cameron Seismic Project's total cost. At December 31, 1997, Cheniere had funded all of its share of project costs for which it had been invoiced through such date. Seismic data acquisition operations, which commenced in August 1996, were completed in July 1997. At December 31, 1997, pursuant to the terms of the Cheniere Exploration Agreement, the Company had incurred third party and processing costs of approximately $19,653,932 in connection with the West Cameron Seismic Project, net of interest earned of $49,095 on the unused project funds and $46,000 for the sale of seismic data. At December 31, 1997, Cheniere's share of these costs was $16,529,524 and Zydeco's share was $3,124,408 under the Cheniere Agreement. During the term of the Cheniere Exploration Agreement, the Company and Cheniere have executed eight agreement amendments of which six amendments have granted Cheniere extensions of time in which to pay invoices due under such agreement.

  Cheniere has the right to farm out a portion or all of its interest in each prospect identified in the project to Zydeco under a put arrangement in the Cheniere Exploration Agreement. In the event of such a farmout, Cheniere would retain a 1% overriding royalty interest, as to its interest in the project, convertible into a 10% working interest as to its interest in the project, after Zydeco, or its participants, has recouped the cost of drilling, completion, and hook-up of completed wells. Should Cheniere farm out a smaller working interest to Zydeco, the overriding royalty and after-payout working interests would be proportionately reduced. Zydeco has similar farmout rights under the Cheniere Exploration Agreement.

FORTUNE PROJECT

  In February 1995, Zydeco entered into the Fortune Exploration Agreement with a predecessor of Fortune Petroleum Corporation ("Fortune"). Pursuant to the Fortune Exploration Agreement, Fortune advanced to

Zydeco $4.8 million and agreed to advance 50% of any additional funds necessary for the acquisition and processing of seismic data and acquisition of leases on 17 potential prospects in exchange for Fortune's right to maintain up to a 50% interest in such prospects. From the inception of the Fortune Exploration Agreement until June 1997, Zydeco spent approximately $2.7 million of the Fortune $4.8 million advance to acquire and/or maintain leases and to purchase and process seismic data. In June 1997, Fortune exercised its right under the Fortune Exploration Agreement to have returned to it the $2.2 million of unexpended funds, including earned interest. Substantially all the cost of lease acquisition and seismic data acquisition had been incurred at the time of Fortune's election. By the end of 1997, evaluation of the potential prospects was nearly completed and leases on five of the potential prospects were sold to third parties by the Company and Fortune. Additionally, the Company elected to sell its interest in three areas in which Fortune elected to maintain its interest. The terms of each sale included a cash consideration and retained revenue interest for the Company. The balance of the potential prospects will be evaluated annually based on additional industry activity.

PROPRIETARY RIGHTS AND LICENSES

  The Company believes that its success depends primarily on the innovative skills, technical competence, and sales and marketing abilities of its personnel. The Company has obtained licenses to use all software currently used in its business. On December 2, 1997, the Company was issued a patent on the Wavefield Imaging Technology by the United States Patent and Trademark Office. As discussed above, prior to the Wavefield acquisition, the Company acquired a non-exclusive license to use the Wavefield Imaging Technology throughout the world and an exclusive license to use it in the Louisiana Transition Zone. See "--Seismic Technology."

COMPETITION AND MARKETS

  Competition for the acquisition of proved undeveloped acreage, as well as producing properties, is intense. The Company competes with many other entities including major integrated oil and gas companies as well as numerous independent oil and gas companies and other producers of energy sources and fuels. A substantial portion of prospect acreage in the West Cameron Seismic Project is subject to competitive closed bidding at federal and state lease sales. Many of the Company's competitors have financial resources and other competitive advantages that are substantially greater than those of the Company, and therefore may be better able to compete and bid for leases, particularly in regions other than the Gulf Coast.

  The availability of a ready market for and the price of any hydrocarbons produced will depend on many factors beyond the control of the Company, including the extent of domestic production and imports of foreign oil, the marketing of competitive fuels, the proximity and capacity of natural gas pipelines, the availability of transportation and other market facilities, the demand for hydrocarbons, the political conditions in the Middle East, the effect of federal and state regulation of allowable rates of production, taxation and the conduct of drilling operations, and federal regulation of natural gas. In the past, as a result of excess deliverability of natural gas, many pipeline companies curtailed the amount of natural gas taken from producing wells, shut-in some producing wells, significantly reduced gas taken under existing contracts, refused to make payments under applicable "take-or-pay" provisions, and refused to contract for gas available from some newly completed wells. The Company can give no assurance that such problems will not affect these markets again. In addition, the ongoing restructuring of the natural gas pipeline industry will eliminate the gas purchasing activity of traditional interstate gas transmission pipeline buyers. See "--Governmental Regulation" and "Risk Factors--Competitive Industry."

  Producers of natural gas, therefore, will be required to develop new markets among gas marketing companies, end users of natural gas, and local distribution companies. All of these factors, together with economic factors in the marketing area, generally may affect the supply and/or demand for oil and gas and thus the prices available for sales of oil and gas.

GOVERNMENTAL REGULATION

  The Company's oil and gas exploration, development, production, and related operations are subject to extensive rules and regulations promulgated by Federal and state agencies. Failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the oil and gas industry increases the Company's cost of doing business and affects its profitability. Because such rules and regulations are frequently amended or reinterpreted, the Company is unable to predict the future cost or impact of complying with such rules and regulations.

  Production. In most, if not all, areas where the Company may conduct activities, there may be statutory provisions regulating the production of oil and natural gas under which administrative agencies may promulgate rules in connection with the operation and production of both oil and gas wells, determine the reasonable market demand for oil and gas, and establish allowable rates of production. Such regulations may restrict the rate at which the Company's wells produce oil or gas below the rate at which such wells would be produced in the absence of such regulations, with the result that the amount or timing of the Company's revenues could be adversely affected.

  Louisiana State Regulation. The State of Louisiana requires permits for seismic or drilling operations, drilling bonds, and reports concerning operations and imposes other requirements relating to the exploration and production of oil and gas. The State of Louisiana also has statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and gas properties, the establishment of maximum rates of production from wells, and the U.S. Department of Interior Minerals Management Service's, ("MMS") regulations of spacing, plugging, and abandonment of such wells.

  Offshore Leasing. The Company has acquired and plans to acquire additional oil and gas leases in the Gulf of Mexico, which will be granted by the Federal government and administered by the MMS. Such leases are issued through competitive bidding, contain relatively standardized terms, and require compliance with detailed MMS regulations and orders pursuant to the Outer Continental Shelf Lands Act ("OCSLA") (which are subject to change by the MMS). For offshore operations, lessees must obtain MMS approval for exploration plans and development and production plans prior to the commencement of such operations. In addition to permits required from other agencies such as the Coast Guard, the Army Corps of Engineers, and the Environmental Protection Agency (the "EPA"), lessees must obtain a permit from the MMS prior to the commencement of drilling. The MMS has promulgated regulations requiring offshore production facilities located on the Outer Continental Shelf to meet stringent engineering and construction specifications. Similarly, the MMS has promulgated other regulations governing the plugging and abandoning of wells located offshore and the removal of all production facilities. With respect to any Company operations conducted on offshore federal leases, liability may generally be imposed under the OCSLA for the costs of clean-up and damages caused by pollution resulting from such operations, other than damages caused by acts of war or the negligence of third parties. Under certain circumstances, including but not limited to, conditions deemed a threat or harm to the environment, the MMS may also require any Company operations on federal leases to be suspended or terminated in the affected area.

  Under the OCSLA, all oil and natural gas pipelines operating on the Outer Continental Shelf must provide "open and non-discriminatory" access to both owner and non-owner shippers. Consequently, the Company's gathering and transportation facilities located on the Outer Continental Shelf must be made available to third parties.

  Bonding and Financial Responsibility Requirements. The Company is required to obtain bonding, or otherwise demonstrate financial responsibility, at varying levels by governmental agencies in connection with obtaining state or federal leases or acting as operator on such leases. These bonds may cover such obligations as plugging and abandonment of nonproductive wells, removal of related production facilities, and pollution liabilities on federal and state leases. A substantially larger bond than the current $300,000 bond currently issued on behalf of the Company is required in order to act as operator on federal offshore leases. The Company will have to satisfy these increased bonding requirements in the event that it elects to operate any wells on federal leases. The Company expects to be able to enter into participation arrangements on its prospects with industry participants who are qualified to act as operators on Federal leases. In addition, the State of Louisiana recently adopted financial responsibility requirements with respect to plugging and abandonment liabilities on Louisiana leases.

  Natural Gas Marketing and Transportation. The Federal Energy Regulatory Commission ("FERC") regulates the transportation and sale or resale of natural gas in interstate commerce pursuant to the Natural Gas Act of 1938 ("NGA") and the Natural Gas Policy Act of 1978 ("NGPA"). In the past, the Federal government has regulated the prices at which oil and gas could be sold. Deregulation of wellhead sales in the natural gas industry began with the enactment of the NGPA in 1978. In 1989, Congress enacted the Natural Gas Wellhead Decontrol Act (the "Decontrol Act"). The Decontrol Act removed all NGA and NGPA price and nonprice controls affecting wellhead sales of natural gas effective January 1, 1993. While sales by producers of natural gas can currently be made at uncontrolled market prices, Congress could reenact price controls in the future.

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

  On July 16, 1996, the Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") issued its opinion on review of Order No. 636. The opinion upheld most elements of Order No. 636 including the unbundling of sales and transportation services, curtailment of pipeline capacity, implementation of the capacity release program and the mandatory imposition of straight-fixed-variable ("SFV") rate design for interstate pipeline companies. The D.C. Circuit did remand certain aspects of Order No. 636 to the FERC for further explanation including, inter alia, the FERC's decision to exempt pipelines from sharing in gas supply realignment ("GSR") costs caused by restructuring; the FERC's selection of a twenty-year term matching cap for the right-of-first-refusal mechanism; the FERC's restriction on the entitlement of no-notice transportation service to only those customers receiving bundled sales service at the time of restructuring; and the FERC's determination that pipelines should focus on individual customers, rather than customer classes, in mitigating the effects of SFV rate design. On February 27, 1997, the FERC issued its order on remand. The order reaffirmed the holding of Order No. 636 that pipelines should be entitled to recover 100 percent of their prudently incurred GSR costs. Moreover, since Order No. 636, few, if any, pipeline customers have been willing, or required, to commit to twenty-year contracts for existing capacity. Thus, the FERC reduced the contract-matching cap for the right-of-first-refusal mechanism to five years. In light of the varied post-restructuring experience with no-notice service, the FERC also decided to no longer limit a pipeline's no-notice service to its bundled sales customers at the time of restructuring. Finally, the FERC reaffirmed that pipelines should focus on individual customers, rather than customer classes, in mitigating the effects of SFV rate design. Four petitions were filed with the Supreme Court on January 27, 1997 for writ of certiorari to review those portions of the D.C. Circuit's opinion which affirmed the capacity release and right-of-first-refusal provisions adopted in Order No. 636. Those petitions are still pending before the Court.

  Although the Company is unable to predict the consequences of Order No. 636, the Company believes that Order No. 636 could have a significant effect on all segments of the natural gas industry. While Order No. 636 will not directly regulate the production and sale of gas that may be produced from the Company's properties, the FERC has stated that the order was intended primarily to foster increased competition in the natural gas industry and to allow for the transmission of more accurate price signals. Thus, the order could affect the market conditions in which the gas is sold and the availability of transportation services to deliver the gas to market.

  Oil Sales and Transportation Rates. The FERC regulates the transportation of oil in interstate commerce pursuant to the Interstate Commerce Act. Sales of crude oil, condensate, and gas liquids by the Company are not regulated and are made at market prices. However, the price a company receives from the sale of these products is affected by the cost of transporting the products to market. Effective as of January 1, 1995, the FERC implemented regulations establishing an indexing system for transportation rates for oil pipelines, which would generally index such rates to inflation, subject to certain conditions and limitations. Under the new regulations, petroleum pipelines are able to change their rates within prescribed ceiling levels that are tied to the Producer Price Index for Finished Goods, minus one percent. Rate increases made pursuant to the index will be subject to protest, but such protests must show that the portion of the rate increase resulting from application of the index is substantially in excess of the pipeline's increase in costs. The new indexing methodology can be applied to any existing rate, even if the rate is under investigation. If such rate is subsequently adjusted, the ceiling level established under the index must be likewise adjusted.

  In the order adopting the new regulations, the FERC said that as a general rule pipelines must utilize the indexing methodology to change their rates. The FERC indicated, however, that it was retaining cost-of-service ratemaking, market-based rates, and settlements as alternatives to the indexing approach. A cost-of-service proceeding will be instituted to determine just and reasonable initial rates for new services. A pipeline can also follow a cost-of-service approach when seeking to increase its rates above index levels for uncontrollable circumstances. A pipeline can seek to charge market-based rates if it can establish that it lacks market power. Finally, a pipeline can establish rates pursuant to settlement if agreed upon by all current shippers.

  On May 10, 1996, the D.C. Circuit affirmed the new regulations. The Court held that by establishing a general indexing methodology along with limited exceptions to indexed rates, the FERC had reasonably balanced its dual responsibilities of ensuring just and reasonable rates and streamlining ratemaking through generally applicable procedures. Because of the novelty and uncertainty surrounding the indexing methodology, as well as the possibility of the use of cost-of-service ratemaking and market-based rates, the Company is not able to predict with certainty what effect, if any, these regulations will have on it. However, other factors being equal, the regulations may tend to increase transportation costs or reduce wellhead prices for such commodities.

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

  The Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed of or arranged for the disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage.

RISK FACTORS

  High Dependence on 3D seismic and Exploratory Drilling Activities. The Company's producing activities to date have been limited. Such activities presently consist of a working interest in one well and an overriding royalty interest in another well. Both wells are located in offshore Louisiana. No oil and gas reserves have been assigned by the Company at December 31, 1997 to the well in which it has a working interest. Currently, the Company's focus is directed to increasing its reserves, and therefore, its revenues, net income and cash flow, by relying on certain 3D seismic methods to identify potential hydrocarbon accumulations which will then require the successful drilling of such prospects. There is no assurance that those 3D seismic methods will identify potential hydrocarbon accumulations or that drilling will successfully test these prospects. The use of 3D seismic involves numerous risks in the acquisition, processing and interpretive phases including, but are not necessarily limited to, acquiring seismic shooting rights over a prospective area, availability of trained seismic crews, subsurface conditions which may affect the quality of the acquisition of data, surface conditions, and availability of data from any nearby previously drilled wells. Drilling involves numerous risks, including the risk that no commercially productive oil or gas reservoirs will be encountered. The cost of drilling, completing, and operating wells is often uncertain and drilling operations may be curtailed, delayed, or abandoned as a result of a variety of factors, including unexpected drilling conditions, excessive pressure or irregularities in formations, equipment failures or accidents, weather conditions, and shortages or delays in the delivery of equipment.

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

  High Dependence upon Lease Acquisition Activities. Both the United States Department of Interior and the State of Louisiana award oil and gas leases on a competitive bidding basis. It is expected that other major and independent oil and gas companies having financial resources significantly greater than those of the Company will bid against the Company for the purchase of oil and gas leases. Recent sales of federal and state leases have indicated that the competition for lease acreage may be substantially greater than in past sales and, accordingly, the Company may face a substantial increase in lease costs. Accordingly, there can be no assurance that the Company will be successful in acquiring any leases on which it bids.

  Limited Operating Revenues; Need for Additional Financing. The Company presently has limited operating revenues and does not expect to generate substantial operating revenues in the immediate future. It is expected the Company will need substantial additional capital in order to sustain operations and to acquire additional oil and gas leases, producing properties, or to drill wells on the potential prospects. Additional capital may be secured from a combination of funding sources that may include borrowings from financial institutions, vendor financings, production payment financings, debt offerings, additional offerings of the Company's stock and alliances with other industry participants. The Company's ability to access additional capital will depend on its success in acquiring and developing high reserve potential oil and gas leases and the status of various capital markets at the time such additional capital is sought. Accordingly, there can be no assurances that capital will be available to the Company from any source, at the time required or that, if available, it will be on terms acceptable to the Company. Should sufficient financing not be available because costs are higher than estimated or otherwise, the development and exploration of any Prospect acquired by the Company would be delayed and, accordingly, the implementation of the Company's business strategy could be adversely affected. However, the Company believes it has sufficient capital to sustain operations in the immediate future.

  Competitive Industry. The Company operates in a highly competitive industry. The Company competes with major and independent oil and gas companies for the acquisition of oil and gas leases as well as for the equipment and labor required to explore, develop and operate such properties. Many of these competitors have financial, technical, human, and other resources greater than those of the Company.

  Operating Risks. The Company's oil and gas operations are subject to all of the risks and hazards typically associated with the exploration for, and the development and production of, oil and gas in the Gulf of Mexico and any other areas in which the Company may, in the future, conduct such activities. Risks in drilling operations include blowouts, oil spills, fires, and offshore risks such as capsizing, collision, hurricanes, and other adverse weather and sea conditions. Such risks can result in personal injury and loss of life and substantial damage to or destruction of oil and gas wells, platforms, production facilities, or other property, suspension of operations, and liabilities to third parties, any and all of which could adversely affect the Company. In addition, the Company's operations could also result in liability for oil spills, discharge of hazardous materials, and other environmental damages.

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

  Most of the oil and gas leases the Company has acquired or expects to acquire are or will be located offshore in water depths of less than 130 feet. Drilling operations offshore in such water depths are by their nature more remote, exposed, and, consequently, more difficult than typical drilling operations conducted on land, and, as a result, could result in significantly higher drilling, completion, and connection costs.

  Risks of Turnkey Contracts. The Company intends to have other industry participants operate its wells and will attempt to obtain, wherever possible and desirable, turnkey contracts, subject to availability, for the drilling of wells on any of its potential prospects. In the event a turnkey contract is not economically beneficial to the Company or is otherwise unobtainable from proven industry participants, the Company may contract for drilling operations on either a footage or day rate basis. The recent increase in exploration activity in the Gulf Coast region may result in the inability to negotiate turnkey contracts. In this instance, the Company may be liable for significant cost overruns attributable to downhole drilling problems that otherwise would have been covered by a turnkey contract had one been negotiated.

  Dependence on Key Personnel. The Company believes that its success will be highly dependent upon its continued ability to attract and retain skilled managers and employees. In the event that the Company loses the services of any of its key personnel, there could be a material adverse effect on the Company's business and prospects.

  Governmental Regulations. The Company's business will be regulated by certain federal, state, and local laws and regulations relating to the development, production, marketing, and transportation of oil, gas, and related products as well as certain environmental and safety matters. These laws may be changed from time to time in response to economic or political conditions. Matters subject to regulation include permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties, and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. In addition, the production, handling, storage, transportation, and disposal of oil and gas, by-products therefrom, and other substances and materials produced or used in connection with oil and gas operations are subject to regulation under federal, state, and local laws and regulations primarily relating to protection of human health and the environment. These laws and regulations have continually imposed increasingly strict requirements for water and air pollution control and solid waste management. The Company believes the trend of more expansive and stricter environmental legislation and regulations will continue and such legislation may result in costs to the Company in the future. Amendments to laws regulating the disposal of oil and gas exploration and production wastes have been considered by Congress and may be adopted. Moreover, new and additional taxes have been proposed on energy consumption in the form of a BTU tax or a gasoline tax. Such legislation or taxes, if enacted, could have a significant adverse impact on the Company's operating costs.

FACILITIES

  The Company leases approximately 19,600 square feet of office space in Houston, Texas under two leases expiring in 1999.

EMPLOYEES

  As of December 31, 1997, the Company had 22 full-time employees, including 7 geophysicists, 3 geologists and 3 landmen. None of the Company's employees are employed pursuant to a collective bargaining agreement, and the Company has not experienced any work stoppages. The Company considers its relations with its employees to be good. Two employees of the Company have employment agreements with the Company, while another employee of the Company who terminated in September 1997 had an employment agreement with the Company.

ITEM 2. PROPERTIES

POTENTIAL PROSPECTS AND LEASES

  Undeveloped Properties. At the beginning of 1997, the Company had identified and was evaluating a number of potential prospects outside the West Cameron Seismic Project under oil and gas leases in which the Company has an interest. These leases are located primarily in the Miocene Trend of southern Louisiana. The potential prospects have generally been identified by shooting or purchasing certain 2D and 3D seismic data, processing or reprocessing thereof, and correlating the seismic data with subsurface well control and historical production data from similar properties. During 1997, the Company completed evaluation and had sold or farmed out its interest in twelve areas for a consideration of cash, a retained overriding royalty and, in some cases, additional future contingent cash payments. Of the remaining ten potential prospects, the Company owns 100% interest in one of the areas and owns 50% interest in eight potential prospects in which Fortune owns the remaining 50% interest. The Company owns 53.75% interest in the tenth potential prospect. These areas will be monitored for new industry activity and will be evaluated annually on the basis of such activity's impact on their value. As of December 31, 1997, the Company had licensed 3D seismic data covering approximately 88,320 acres offshore Louisiana within which the Company owned leases on 10,234 gross acres covering all or portions of the potential prospects. In addition, during 1997, the Company licensed 3D seismic data covering approximately 103,000 acres over federal and state waters adjacent to the Company's West Cameron Seismic Project. The Company does not have any leases in the area covered by the recently acquired data.

  In 1997, the Company acquired Fortune's interest in a 116 acre potential prospect in the area of the West Cameron Seismic Project to eliminate any conflict between the areas of mutual interest "AMIs" for the West Cameron Seismic Project and the Fortune project. The Company is in the process of identifying potential prospects in the West Cameron Seismic Project and, in the first quarter of 1998, commenced lease acquisitions in such project.

  Lease Terms. Most of the leases currently held by the Company are Federal or State of Louisiana offshore leases. The Company's leases have expiration dates ranging from 1998 to 2003. Federal offshore leases generally provide for a minimum royalty of 16.67%, have a primary lease term of five years, comprise an approximate 5,000 acre lease block, and are administered by the MMS. Annual rentals on Federal leases are $5.00 per acre. In general, the Company's federal leases consist of portions of 5,000 acre lease blocks. If production is not established or an extension is not obtained during the primary term, the lease terminates. Louisiana state leases are administered by the State Mineral Board of the State of Louisiana and generally provide for:
(i) a minimum royalty of 20%; (ii) a five year primary term; and (iii) annual rentals in an amount equal to 50% of the original lease acquisition cost. Generally, title to state and federal leases is merchantable in all respects and operations thereon are not normally subject to litigation resulting from the legal doctrine of adverse possession or any other similar challenge to title. The Company intends to evaluate its participation in federal and state competitive bid lease sales during 1998.

DRILLING ACTIVITIES

  The Company had no drilling activities in 1997 and currently only anticipates drilling in the 1998 second half possibly as a result of leases it may be able to acquire in connection with potential prospects in the West Cameron Seismic Project.

OIL AND GAS RESERVES

  The Company engaged Ryder Scott Company, Petroleum Engineers ("Ryder Scott") to estimate the proved oil and gas reserves of the Company's properties for the year ended December 31, 1997. Ryder Scott is an independent oil and gas reserve engineering firm. This firm was also asked to estimate the future net revenues to be derived from such properties. Prior to 1995, the Company had no proved oil and gas reserves. In preparing their report, Ryder Scott reviewed and examined such geological, economic, engineering, and other data provided by the Company as considered necessary under the circumstances, and examined the reasonableness of certain economic assumptions regarding estimated operating and development costs and recovery rates in light of economic circumstances as of December 31, 1997. As of December 31, 1997, the proved oil reserves were estimated to be 2,614 Bbls and the proved gas reserves were estimated to be 104,000 Mcf.

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

STATISTICAL INFORMATION--OIL AND GAS PROPERTIES

  Production. The Company had no oil and gas reserves or production prior to 1995. The following table summarizes the sales volumes of the Company's net oil and gas production in the United States in barrels of oil and thousands of cubic feet of natural gas for each of the three years ended December 31, 1997, 1996, and 1995, respectively:

                                                           YEAR ENDED DECEMBER
                                                                   31,
                                                          ----------------------
                                                           1997    1996    1995
                                                          ------- ------- ------
      Crude Oil and Natural Gas Liquids (Bbls)...........   9,377  20,186  1,118
      Natural Gas (Mcf).................................. 336,730 372,678 84,546

  The sales volumes in the table represent sales of "net production", i.e., production which is net to the Company and produced to its interest after deducting royalty and other similar interests.

  Average Prices and Production Costs. For each of the last three years, average unit prices and unit production costs are set forth below with respect to the Company's net share of production of oil and gas in the United States:

                                               AVERAGE SALES  AVERAGE OPERATING
                                                   PRICE      COSTS PER NBOE(1)
                                              --------------- ------------------
                                              PER BBL PER MCF PRODUCTION
                                                OIL     GAS   (LIFTING)  DD&A(2)
                                              ------- ------- ---------- -------
      1997................................... $20.69   $2.59    $0.31     $1.20
      1996................................... $22.39   $2.60    $0.27     $1.73
      1995................................... $18.37   $1.76    $1.81     $7.50

--------
(1) Net barrels of oil equivalent (NBOE) assuming natural gas converted at six Mcf per equivalent barrel.
(2) Excludes depreciation on seismic computer hardware and software of $575,706, $488,521 and $278,297 for the years ended December 31, 1997,
    1996 and 1995, respectively.

  Acreage and Well Summary. The information presented below relates to properties in the United States in which the Company has "working interests" which bear the cost of operations. The Company's total gross and net interests in productive wells and in developed and undeveloped acres at December 31, 1997, are summarized as follows:

                                                                  GROSS    NET
                                                                 ------- -------
                                                                 OIL GAS OIL GAS
                                                                 --- --- --- ---
      Productive Wells(1).......................................  --   1  -- .08
      Developed Acres(2)........................................   349     28
      Undeveloped Acres(3)...................................... 11,817   5,729

--------
(1) "Productive Wells" are producing wells and wells capable of production, and include gas wells awaiting pipeline connections or necessary governmental certifications to commence deliveries and oil wells to be connected to production facilities. No oil and gas reserves have been assigned by the Company at December 31, 1997 to the well in which it has a working interest.
(2) "Developed Acres" include all acreage (on a leasehold basis in the United States) as to which proved reserves are attributed, whether or not currently producing, but exclude all producing acreage as to which the Company's interest is limited to royalty, overriding royalty, and other similar interests.
(3) "Undeveloped Acres" are considered to be those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil or gas regardless of whether such acreage contains proved reserves.

  Drilling and Present Activities. The following table summarizes the oil and gas drilling activities of the Company in the United States for each of the three years ended December 31, 1997, 1996, and 1995, respectively:

                                                    YEAR ENDED DECEMBER 31,
                                                -------------------------------
                                                  1997       1996       1995
                                                --------- ---------- ----------
                                                GROSS NET GROSS NET  GROSS NET
                                                ----- --- ----- ---- ----- ----
      Development Wells Drilled(1)(2):
        Productive.............................   --   --   --    --   --    --
        Dry....................................   --   --   --    --   --    --
      Exploratory Wells Drilled(1)(2):
        Productive.............................   --   --   --    --   --    --
        Dry....................................   --   --  1.0  .375  1.0  .125
                                                 ---  ---  ---  ----  ---  ----
          Total................................   --   --  1.0  .375  1.0  .125
                                                 ===  ===  ===  ====  ===  ====

--------
(1) "Wells Drilled" refers to the number of wells completed at any time during the fiscal year, regardless of when drilling was initiated. The term "completed" refers to the installation of permanent equipment for the production of oil or gas, or, in the case of a dry hole, to the reporting of abandonment to the appropriate agency.
(2) A dry well is an exploratory or a development well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well. A productive well is an exploratory or a development well that is not a dry well.

  At December 31, 1997, the Company was not participating in any drilling wells.

ITEM 3. LEGAL PROCEEDINGS

  There are no legal proceedings currently pending against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Common Stock and the Warrants have traded on The Nasdaq National Market since August 19, 1997, and on the Nasdaq SmallCap Market since December 23, 1995 under the symbols "ZNRG" and "ZNRGW"; prior to that date they were quoted on the OTC Bulletin Board under the symbols "TNER" and "TNERW", respectively. Prior to December 23, 1995, the Units were quoted on the OTC Bulletin Board under the symbol "TNERU"; the Units are no longer quoted on the OTC Bulletin Board. There is very limited trading of the Units and pricing information is not readily available. The high and low sales prices of the Common Stock, the Warrants, and the Units during each quarter are presented in the table below. The quotes represent "inter-dealer" prices without retail markups, markdown, or commissions and may not necessarily represent actual transactions.

                                COMMON STOCK          WARRANTS           UNITS(1)
                               -----------------   ---------------    --------------
                               HIGH($)    LOW($)   HIGH($)  LOW($)    HIGH($) LOW($)
                               -------    ------   -------  ------    ------- ------
Three Months Ended
  March 31, 1996..............     7        5 1/8     2 3/8   1 5/16    N/A    N/A
  June 30, 1996...............     8        5 3/4     3 1/8   1 7/16    N/A    N/A
  September 30, 1996..........    7 1/4     4 1/2     3 1/8   1 3/8     N/A    N/A
  December 31, 1996...........    6 7/8     4 3/8     2 1/8   1 3/16    N/A    N/A
Three Months Ended
  March 31, 1997..............    7 7/8     6 1/8      3      1 5/8     N/A    N/A
  June 30, 1997...............    6 3/4     4 1/2     2 1/4    1        N/A    N/A
  September 30, 1997..........    5 3/4     4 1/8     2 1/8   0 7/8     N/A    N/A
  December 31, 1997...........    4 33/64    2        1 5/8   0 5/8     N/A    N/A

--------
(1) The Units have not been quoted after December 23, 1995.

  As of March 2, 1998, there were 10,357,096 shares of the Company's Common Stock outstanding held by approximately 74 holders of record. The Company believes there are approximately 1,400 beneficial owners of the Common Stock.

DIVIDEND POLICY

  The Company has never paid a cash dividend on its Preferred Stock (prior to its conversion) or its Common Stock. The Company currently intends to retain its existing working capital and potential future earnings to finance the growth and development of its business and does not anticipate paying any cash dividends on the Common Stock in the foreseeable future. Any future change in the Company's dividend policy will be made at the discretion of the Company's Board of Directors in light of the financial condition, capital requirements, earnings, and prospects of the Company and any restrictions under any credit agreements, as well as other factors the Board of Directors may deem relevant.

SALES OF UNREGISTERED SECURITIES

  On December 2, 1997, the Company issued 150,000 shares of Common Stock to the former shareholders of Wavefield Image, Inc. The merger agreement pursuant to which the Company acquired Wavefield in July 1997 obligated the Company to issue such shares upon the issuance of a U.S. patent claiming certain aspects of the Wavefield Imaging Technology. Such a patent was issued on December 2, 1997. The shares were issued to 4 individuals, all former shareholders of Wavefield, in reliance on Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

  The selected financial data set forth below are derived from the Consolidated Financial Statements of the Company that have been audited by Arthur Andersen LLP, independent public accountants, for the periods indicated. The financial data should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this report.

                                                                    PERIOD FROM
                                                                     INCEPTION
                                YEAR ENDED DECEMBER 31,          (MARCH 17, 1994)
                          -------------------------------------       THROUGH
                             1997         1996         1995      DECEMBER 31, 1994
                          -----------  -----------  -----------  -----------------
SUMMARY OPERATIONS DATA:
  Operating Revenues....  $   958,304  $ 1,470,046  $   586,752      $      --
  Operating Costs and
   Expenses.............   (7,433,982)  (3,577,385)  (1,736,584)      (110,242)
                          -----------  -----------  -----------      ---------
  Operating Loss........   (6,475,678)  (2,107,339)  (1,149,832)      (110,242)
  Other Income
   (Expense), Net.......      323,551      249,207      (23,814)       (22,639)
                          -----------  -----------  -----------      ---------
  Net Loss..............  $(6,152,127) $(1,858,132) $(1,173,646)     $(132,881)
                          ===========  ===========  ===========      =========
  Weighted Average
   Shares of Common
   Stock Outstanding
   (Basic and Diluted)..    7,951,438    6,168,798    3,906,706      4,468,777
                          ===========  ===========  ===========      =========
  Loss Per Share of
   Common Stock
   Oustanding (Basic and
   Diluted).............  $     (0.77) $     (0.30) $     (0.30)     $   (0.03)
                          ===========  ===========  ===========      =========
                                     DECEMBER 31,
                          -------------------------------------
                             1997         1996         1995
                          -----------  -----------  -----------
SUMMARY BALANCE SHEET
 DATA:
  Cash and Cash
   Equivalents..........  $12,200,306  $ 6,906,650  $   517,781
  Marketable Securities.           --      845,852   10,938,674
  Properties, Equipment,
   and Software--Net....      949,690    1,371,235      699,279
  Total Assets..........   15,676,450    9,911,602   12,582,405
  Total Stockholders'
   Equity...............   15,186,968    6,339,407    8,188,618

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

  In February 1996, the Company obtained an exclusive seismic permit covering approximately 51,000 acres of state waters in western Cameron Parish, Louisiana from the State of Louisiana for $783,754. The permit was initially set to expire on August 18, 1997, and in August 1997, the Company extended the permit period to February 18, 1998, by payment of an additional fee of $391,877. During such period, the Company had the exclusive right to nominate parcels of such area for competitive bidding for drilling rights. Under the permit, the State of Louisiana is required to keep the information obtained from the survey confidential for a period of ten years. The Company has nominated approximately 55,000 net acres for bid at State of Louisiana sales currently set for April and June 1998. The Company intends to evaluate its participation in federal and state competitive bid lease sales during 1998.

  In April 1996, the Company executed the Cheniere Exploration Agreement with Cheniere Energy Operating Co., Inc. ("Cheniere"), formerly known as FX Energy, Inc., for the West Cameron Seismic Project, covering an area of land and waters in western Cameron Parish, Louisiana, including the area covered by the seismic permit described above. Cheniere holds an interest of 50% in the West Cameron Seismic Project. In exchange for such interest, Cheniere agreed to fund the costs of seismic acquisition up to $13.5 million and 50% of such costs in excess of $13.5 million. Such costs include the purchase of seismic rights, the cost of lease options on the related onshore acreage of the West Cameron Seismic Project, the purchase of other 3D seismic data, and data acquisition and processing of a 3D seismic survey of the onshore and offshore areas. Cheniere may elect to discontinue funding of the West Cameron Seismic Project under certain circumstances, in which case its interest would be reduced pro rata in relation to total project costs. At December 31, 1997 Cheniere had funded all of its share of this project's costs for which it had been invoiced through such date. At December 31, 1997, pursuant to the terms of the Cheniere Exploration Agreement, the Company had incurred third party and processing costs in connection with the West Cameron Seismic Project aggregating approximately $19,653,932, net of interest earned of $49,095 on the unused project funds and $46,000 for the sale of seismic data. Through December 31, 1997, Cheniere's share of these costs was $16,529,524 and Zydeco's share was $3,124,408 under the Cheniere Exploration Agreement. During the term of the Cheniere Exploration Agreement, the Company and Cheniere have executed eight agreement amendments of which six amendments have granted Cheniere extensions of time in which to pay invoices due under such agreement.

  On July 1, 1997, the Company acquired Wavefield Image, Inc., the owner and licensor of the rights to the Wavefield Imaging Technology. A patent in respect of the Wavefield Imaging Technology was issued by the United States Patent and Trademark Office on December 2, 1997, see "Business--Seismic Technology".

  In connection with the West Cameron Seismic Project, the Company began onshore leasing and permitting in February 1996. On July 6, 1997, the seismic data acquisition phase of the West Cameron Seismic Project, covering approximately 230 square miles, was completed. The Company timely delivered seismic data to the State of Louisiana in January 1998 in compliance with the terms of the exclusive seismic permit.

  On August 26, 1997, the Company completed an offering of 3,680,000 shares of Common Stock and warrants to purchase 320,000 shares of Common Stock (the "Offering"). Proceeds from the Offering were approximately $14.1 million, net of Offering expenses of approximately $1.6 million.

  The Company accounts for its oil and gas exploration and production activities using the successful efforts method of accounting. Under this method, acquisition costs for proved and unproved properties are capitalized when incurred. Exploration costs, including geological and geophysical costs and the costs of carrying and retaining unproved properties, are expensed. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined not to have found proved reserves. Costs of productive wells, developmental dry holes, and productive leases are capitalized and amortized on a property-by-property basis using the units-of-production method. The estimated costs of future plugging, abandonment, restoration, and dismantlement are considered as a component of the calculation of depreciation, depletion, and amortization. Unproved properties with significant acquisition costs are assessed periodically on a property-by-property basis and any impairment in value is charged to expense.

RESULTS OF OPERATIONS

 YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

  The Company recorded a loss of $6,152,127, or $.77 per share, in the year ended December 31, 1997 compared to a loss of $1,858,132 or $.30 per share, in the year ended December 31, 1996. The increase in the loss is primarily due to a $3,402,930 increase in exploration expenses in 1997 over 1996. However, also contributing to the increase in the loss from 1996 to 1997 were a drop of $355,538 in oil and gas revenues and increases of $304,372 in general and administrative expenses and $128,010 in research and development expense.

  The increase in exploration expenses was primarily due to the Company's participation under the Cheniere Exploration Agreement governing activities on the West Cameron Seismic Project. The Company's 50% share of costs directly attributable to this project amounted to $3,124,408 in 1997. The Company had no comparable exploration expense in 1996 because, pursuant to the terms of such agreement, Cheniere paid nearly all of this project's 1996 costs. The remainder of the exploration expenses increase is principally due to other geological and geophysical expenses which are mostly composed of salaries and related payroll burdens of the Company's exploration department staff. Other geological and geophysical expenses increased approximately $278,522 in 1997 over 1996 primarily due to an increase of the exploration staff from four individuals in late 1996 to ten individuals by mid 1997. General and administrative expenses also increased because of additional personnel costs and increased rent due to a move to a larger office space in mid 1996. In addition, the Company commenced a research and development program in mid 1997. The Company had no comparable research and development expense in 1996. The Company expects that its current level of exploration, general and administrative, and research and development expenses will continue into the near future. However, because the Company utilizes the successful efforts method of accounting, exploration expenses typically vary materially from period to period based upon exploration program activities, the Company's cost participation and other factors.

  Total revenues decreased $511,742 in 1997 from 1996 due to a combination of decreased oil and gas sales and a loss on the sale of the Company's interest in the Bay Marchand prospect area. Oil and gas sales dropped from $1,422,227 in 1996 to $1,066,689 in 1997 primarily due to sales volumes of oil and gas declining 54% and 10%, respectively. The decline in such sales volumes is attributable to natural production declines of the two wells in which the Company has interests. Although it expects that the production rates of these wells will continue to decline during the near term, the Company cannot ascertain whether the rates experienced in 1997 will continue throughout 1998. The Company has not assigned any oil and gas reserves at December 31, 1997 to one of these wells. Compared to a $16,319 gain on sales of properties in 1996, the Company recorded a $108,385 loss on sales of properties in 1997. Because the Company will continue to develop and then sell some portion or all of its interest in prospects to other industry participants, the Company will continue to record gains or losses for these transactions. However, the timing of such sales and the extent of their gain or loss are due to a number of factors such as, but not limited to, the timing and cost of lease acquisitions, the availability of leaseholds in particular prospect areas and market conditions, both generally and in the oil and gas industry, at the time of sale.

  The increase in the net loss per share from $.30 in 1996 to $.77 in 1997 was also affected by an increase in the weighted average number of the Company's Common Shares (basic and diluted) due to the issuance of 3,680,000 shares in the Offering in August 1997.

 YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

  Compared to a loss of $1,173,646, or $.30 per share in 1995, the Company posted a loss of $1,858,132, or $.30 per share in 1996. The $684,486 increase in the net loss is mostly attributable to the Company's increased exploration efforts. Partly offsetting those expenses and as a result of those efforts, oil and gas sales increased by $1,252,992, or 740%, to $1,422,227 for the year ended December 31, 1996, from $169,235 for the year ended December 31, 1995. Of this increase, $856,961 was attributable to an increase in production volumes and $396,031 was due to increases in the average prices for oil and gas. Of the increase in oil and gas sales, such sales from one well, which commenced production in December 1995, aggregated $1,007,613. Partly offsetting this rise in oil and gas sales, seismic services and gains on sales of properties declined $268,500 and $101,198, respectively. The drop in seismic services is mostly attributable to the substantial completion of two contracts in 1995. The Company did not have a comparable source of revenues in 1996.

  Exploration expenses increased $1,006,964, or 152%, to $1,667,523 for the year ended December 31, 1996, from $660,559 for the year ended December 31, 1995. The increase was due to dry hole costs of $647,355 incurred on one well abandoned in September 1996 and increased exploration expense of $569,354 related to increased personnel costs associated with the Company's two exploration projects. Depreciation, depletion, and amortization ("DD&A") expense increased $238,478, or 61%, to $630,865 in 1996 from $392,387 in 1995. DD&A expense on oil and gas properties was $142,344 in 1996 compared to $114,090 in 1995. Depreciation and amortization expense of equipment and software increased $210,224, or 76%, to $488,521 in 1996 from $278,297 in 1995 principally as a result of additions aggregating $818,497 in computer equipment and geophysical software. General and administrative expenses increased $800,343, or 175%, to $1,256,489 in 1996 from $456,146 in 1995 principally due to increases in the costs associated with payroll and related burdens of additional personnel amounting to $262,587 and estimated additional costs of public company reporting and related costs of $172,549.

  Other income increased $273,021 for the year ended December 31, 1996, compared to other expense of $23,814, for the year ended December 31, 1995, principally due to increased interest income resulting from the investment of cash equivalents and marketable securities acquired in the merger with TN Energy in December 1995.

  For the years ended December 31, 1996 and 1995, the net loss per share amounted to $.30 per share despite an increase in the net loss to $1,858,132 from $1,173,646 in those respective years. The net loss per share computation was affected by the issuance of shares in connection with the Merger in December 1995 and the conversion of all outstanding preferred stock to common stock in mid 1996.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has generated funds from public and private equity offerings, cash flow from the Company's operations, and cash payments made to it under the Fortune Exploration Agreement and the Cheniere Exploration Agreement. The Company may use its cash for any general corporate purposes except for the funds advanced under such agreements, which are committed to the project operations for which they were intended. Sources of funds include approximately $24.1 million from the sale of securities in 1993, 1994, 1995 and 1997, $4.8 million in advances in 1995 under the Fortune Exploration Agreement, and $16.4 million, as of December 31, 1997, provided under the Cheniere Exploration Agreement. The Company does not currently hold any funds advanced under either the Fortune Exploration Agreement or the Cheniere Exploration Agreement.

  The Company expects that capital needs for 1998 will be satisfied through cash on hand of approximately $12.2 million at December 31, 1997, and cash expected to be made available under the Cheniere Exploration Agreement. However, the total amount of expenditures is unknown at this time due to factors such as, but not limited to, leasehold availability, lease terms of potential leaseholds which may yet be negotiated or bid on in lease sales, future potential operations proposed under the terms of operating or other agreements to which the Company is a participant or may become a participant and the timing of expenditures related to the performance of these activities. The Company's ability to access additional capital will also depend on a number of factors including its success in acquiring oil and gas leaseholds, attracting industry participants to participate in the exploration of and sharing of costs of such leaseholds and finding commercially productive hydrocarbon deposits. The Company does not presently maintain any credit facilities.

  The Company expects to use its available cash to acquire leases and develop potential prospects in the West Cameron Seismic Project area and for other general corporate purposes. The Company's share of the budgeted costs could increase if Cheniere discontinues its share of funding of the West Cameron Seismic Project costs or elects not to participate in any or all of the potential prospects. There is no assurance that Cheniere will continue to fund its full share of costs under the Cheniere Exploration Agreement. Such additional costs and other capital needs may be funded from available cash of the Company, the issuance of additional equity securities, including the exercise of outstanding warrants and options of the Company, securing additional industry participants, or the sale of prospects, if any, identified in the Company's projects. The Company anticipates that it may sell an interest in the West Cameron Seismic Project as a whole for the exploration and development of potential prospects, or may seek to develop its potential prospects, if any, in the West Cameron Seismic Project by selling interests in individual prospects or groups of prospects. In the future, in the event the Company increases oil and gas production through the successful completion of oil and gas wells, the Company may consider obtaining a credit facility. There can be no assurance that the Company will be successful in securing additional participants, additional project financing or credit financing.

  The Company's current 1998 budgeted capital expenditures are approximately $7.9 million, including $5.5 million related to the acquisition of oil and gas leases and $1.5 million for drilling on these leases. Should the Company sell interests in the West Cameron Seismic Project and/or prospects generated from such project, the estimated capital expenditures may be reduced by proceeds from such sales and/or reduced expenditures attributed to reduced working interest share of expenditures. The Company may also engage in the drilling of other prospects identified by the Company, the acquisition of interests in producing wells, and other oil and gas exploration and production related investment opportunities determined by management and the Board of Directors to be in the interest of the Company. The amount and timing of these expenditures will be dependent upon numerous factors including the availability of capital to the Company, availability of seismic data, the number and type of drilling prospects, if any, identified as a result of the Company's 3D seismic analysis, the terms under which industry participants may participate in the Company's prospects, and the cost of drilling and completing wells in the Louisiana Transition Zone.

  The Company has incurred net losses and negative cash flows from operations since its inception in 1994. The Company does not expect to generate operating cash flow or net income in 1998 unless it sells substantial interests in prospects generated from the West Cameron Seismic Project or interests in such project. The Company contemplates that the sale of such interests would include prospect development commitments and financing provided by the purchasers coupled with retained interests and back-in rights to the Company, and additional cash consideration to the Company for recoupment of costs incurred in identifying such prospective interests. As generally required by the successful efforts method of accounting, the Company has expensed all of its costs in the West Cameron Seismic Project as of December 31, 1997, and accordingly, payments for the recoupment of non-capitalized costs would be treated as income to the Company. There can be no assurance that the Company will be successful in the selling of significant interests or in receiving payments for the recoupment of the Company's costs incurred to date on this project.

  The Company currently maintains a $300,000 bond required to hold its present federal oil and gas leases. This bond is collateralized by a United States Treasury Note. In the event that the Company would act as operator on a federal offshore lease or is otherwise required to increase its bonding by federal or state authorities, significant amounts of capital may be required for additional collateral to satisfy bonding requirements.

  The Company is unaware of any possible exposure from actual or potential claims or lawsuits involving environmental matters. As such, no liability is accrued at December 31, 1997.

YEAR 2000 COMPLIANCE

  The Company does not expect to incur any material cost to modify and replace its information technology infrastructure to be Year 2000 compliant. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance. The Company does not currently have any information concerning the Year 2000 compliance status of its suppliers and customers. In the event that any of the Company's significant suppliers or customers do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected. The Company has not incurred significant costs related to Year 2000 compliance prior to December 31, 1997, other than immaterial internal costs to evaluate the extent of compliance.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT*

ITEM 11. EXECUTIVE COMPENSATION*

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT*

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS*

--------
* Items 10, 11, 12, and 13 are incorporated by reference to the registrant's Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after the close of the registrant's fiscal year.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

  See "Index to Consolidated Financial Statements" set forth on page F-1.

(a)(2) FINANCIAL STATEMENT SCHEDULES

  Not applicable.

(a)(3) EXHIBITS

  See pages E-1 through E-2 for a listing of exhibits.

  The exhibits to this report have been included only with the copies of this report filed with the Securities and Exchange Commission. Copies of individual exhibits will be furnished to stockholders upon written request to Chief Accounting Officer, Zydeco Energy, Inc., 1710 Two Allen Center, 1200 Smith Street, Houston, Texas 77002 with payment of a reasonable fee.

(B) REPORTS ON FORM 8-K

  The Company filed a Current Report on Form 8-K on November 17, 1997, announcing its results of operation for the three months and nine months ended September 30, 1997. In addition, the Company issued its Report to Shareholders describing several important events that occurred during the quarter ended September 30, 1997.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF HOUSTON, STATE OF TEXAS.

                                          ZYDECO ENERGY, INC.
                                           (Registrant)

Date: March 27, 1998                      By:     /s/ Sam B. Myers, Jr.
                                             ----------------------------------

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

              SIGNATURE                      TITLE                   DATE

    /s/ Sam B. Myers, Jr.            Chairman of the           March 27, 1998
-----------------------------------   Board and Chief
      SAM B. MYERS, JR.               Executive Officer
                                      (Principal
                                      Executive Officer)

    /s/ Edward R. Prince, Jr.        Director and Vice         March 27, 1998
-----------------------------------   Chairman of the
      EDWARD R. PRINCE, JR.           Board

    /s/ John O. Smith                Director, President,      March 27, 1998
-----------------------------------   and Chief Operating
      JOHN O. SMITH                   Officer

    /s/ John Misitigh                Chief Accounting          March 27, 1998
-----------------------------------   Officer and
      JOHN MISITIGH                   Controller
                                      (Principal
                                      Accounting Officer)

    /s/ Philip A. Tuttle             Director                  March 27, 1998
-----------------------------------
      PHILIP A. TUTTLE

    /s/ Harry C. Johnson             Director                  March 27, 1998
-----------------------------------
      HARRY C. JOHNSON

    /s/ Charles E. Bradley, Sr.      Director                  March 27, 1998
-----------------------------------
      CHARLES E. BRADLEY, SR.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS.................................. F-2
CONSOLIDATED FINANCIAL STATEMENTS
  Consolidated Balance Sheets as of December 31, 1997 and 1996............ F-3
  Consolidated Statements of Operations for the Three Years Ended December
   31, 1997............................................................... F-4
  Consolidated Statements of Stockholders' Equity for the Three Years
   Ended December 31, 1997................................................ F-5
  Consolidated Statements of Cash Flows for the Three Years Ended December
   31, 1997............................................................... F-6
  Notes to Consolidated Financial Statements.............................. F-7

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE STOCKHOLDERS AND THE BOARD OF DIRECTORS OF ZYDECO ENERGY, INC.:

  We have audited the accompanying consolidated balance sheets of Zydeco Energy, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997, and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zydeco Energy, Inc. and subsidiaries as of December 31, 1997, and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Houston, Texas
March 4, 1998

                      ZYDECO ENERGY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                            DECEMBER 31,
                                                       -----------------------
                        ASSETS                            1997         1996
                        ------                         -----------  ----------
CURRENT ASSETS
  Cash and Cash Equivalents........................... $12,200,306  $6,906,650
  Marketable Securities...............................          --     845,852
  Oil and Gas Revenue Receivables.....................     151,957     327,975
  Exploration Receivable..............................     102,524          --
  Prepaid Expenses....................................     974,139     130,495
  Other Current Assets................................      54,376      21,244
                                                       -----------  ----------
    Total Current Assets..............................  13,483,302   8,232,216

Oil & Gas Properties, Using Successful Efforts Method
 of Accounting
  Proved Properties...................................     334,972     300,784
  Unproved Properties.................................      27,600     488,290
Equipment and Software, at Cost.......................   2,254,139   1,608,207
                                                       -----------  ----------
                                                         2,616,711   2,397,281
Less: Accumulated Depreciation, Depletion, and
 Amortization.........................................  (1,667,021) (1,026,046)
                                                       -----------  ----------
                                                           949,690   1,371,235
Investment in Wavefield Imaging Technology............     933,409          --
Operating Bond and Other Assets.......................     310,049     308,151
                                                       -----------  ----------
TOTAL ASSETS.......................................... $15,676,450  $9,911,602
                                                       ===========  ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
CURRENT LIABILITIES
  Accounts Payable.................................... $   436,941  $  692,188
  Accrued Liabilities.................................      52,541     232,738
  Exploration Obligations.............................          --   2,489,732
  Capital Lease Obligation............................          --     157,537
                                                       -----------  ----------
    Total Current Liabilities.........................     489,482   3,572,195

Commitments and Contingencies (Note 10)

STOCKHOLDERS' EQUITY
  Common Stock, Par Value $.001 Per Share; 50,000,000
   Shares Authorized; 11,318,351 and 7,374,905 Shares
   Issued; 10,537,096 and 6,593,650 Shares
   Outstanding, Respectively..........................      11,318       7,375
  Additional Paid-In Capital..........................  24,499,688   9,503,943
  Accumulated Deficit.................................  (9,316,786) (3,164,659)
  Less Treasury Stock, at Cost; 781,255 Shares........      (7,252)     (7,252)
                                                       -----------  ----------
    Total Stockholders' Equity........................  15,186,968   6,339,407
                                                       -----------  ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $15,676,450  $9,911,602
                                                       ===========  ==========

   The accompanying notes are an integral part of these financial statements.

                      ZYDECO ENERGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                              YEARS ENDED DECEMBER 31,
                                         -------------------------------------
                                            1997         1996         1995
                                         -----------  -----------  -----------
REVENUES
  Oil and Gas Sales..................... $ 1,066,689  $ 1,422,227  $   169,235
  Gain/(Loss) on Sales of Properties....    (108,385)      16,319      117,517
  Seismic Services......................          --       31,500      300,000
                                         -----------  -----------  -----------
                                             958,304    1,470,046      586,752
EXPENSES
  Exploration Expenses
    Geological and Geophysical..........   4,958,060      967,957      398,603
    Dry Hole and Other Costs............     112,393      699,566      261,956
  Production Costs......................      20,413       22,508       27,492
  Seismic Services Costs................          --           --      200,000
  Research and Development Costs........     128,010           --           --
  Depreciation, Depletion, and
   Amortization.........................     654,245      630,865      392,387
  General and Administrative............   1,560,861    1,256,489      456,146
                                         -----------  -----------  -----------
                                           7,433,982    3,577,385    1,736,584
OPERATING LOSS..........................  (6,475,678)  (2,107,339)  (1,149,832)

OTHER INCOME (EXPENSE)
  Interest Income.......................     336,513      293,414       46,555
  Interest Expense......................     (12,962)     (44,207)     (70,369)
                                         -----------  -----------  -----------
                                             323,551      249,207      (23,814)
NET LOSS................................ $(6,152,127) $(1,858,132) $(1,173,646)
                                         ===========  ===========  ===========
PER COMMON SHARE--
  WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING (BASIC AND
   DILUTED).............................   7,951,438    6,168,798    3,906,706
                                         ===========  ===========  ===========
NET LOSS PER COMMON SHARE
  (BASIC AND DILUTED)................... $     (0.77) $     (0.30) $     (0.30)
                                         ===========  ===========  ===========

   The accompanying notes are an integral part of these financial statements.

                      ZYDECO ENERGY, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                            CONVERTIBLE
                          PREFERRED STOCK      COMMON STOCK     ADDITIONAL                              TOTAL
                          ----------------  -------------------   PAID-IN    ACCUMULATED  TREASURY  STOCKHOLDERS'
                           SHARES   AMOUNT    SHARES    AMOUNT    CAPITAL      DEFICIT     STOCK       EQUITY
                          --------  ------  ----------  ------- -----------  -----------  --------  -------------
BALANCE AT DECEMBER 31,
 1994...................   781,255  $ 781    4,468,777  $ 4,469 $ 2,195,278  $  (132,881) $    --    $ 2,067,647
Net Loss................        --     --           --       --          --   (1,173,646)      --     (1,173,646)
Issuance of Common Stock
 Prior to Merger........        --     --      218,753      219        (175)          --       --             44
Acquisition of Treasury
 Stock..................        --     --     (781,255)      --          --           --   (7,252)        (7,252)
Issuance of Common Stock
 to Acquire TN Energy...        --     --    1,875,000    1,875   7,969,650           --       --      7,971,525
Costs of the Merger.....        --     --           --       --    (669,700)          --       --       (669,700)
                          --------  -----   ----------  ------- -----------  -----------  -------    -----------
BALANCE AT DECEMBER 31,
 1995...................   781,255    781    5,781,275    6,563   9,495,053   (1,306,527)  (7,252)     8,188,618
Net Loss................        --     --           --       --          --   (1,858,132)      --     (1,858,132)
Options & Warrants
 Exercised for Common
 Stock..................        --     --       31,154       31       8,890           --       --          8,921
Adjustment for
 Fractional Shares Paid
 in Cash................        --     --          (34)      --          --           --       --             --
Conversion of Preferred
 Stock to Common Stock..  (781,255)  (781)     781,255      781          --           --       --             --
                          --------  -----   ----------  ------- -----------  -----------  -------    -----------
BALANCE AT DECEMBER 31,
 1996...................        --     --    6,593,650    7,375   9,503,943   (3,164,659)  (7,252)     6,339,407
Net Loss................        --     --           --       --          --   (6,152,127)      --     (6,152,127)
Options & Warrants
 Exercised for Common
 Stock..................        --     --       13,450       13      18,486           --       --         18,499
Issuance of Common Stock
 Related to the
 Wavefield Image, Inc.
 Acquisition............        --     --      250,000      250     924,750           --       --        925,000
Issuance of Common Stock
 Related to the Public
 Offering...............        --     --    3,680,000    3,680  15,636,420           --       --     15,640,100
Costs of the Offering...        --     --           --       --  (1,583,911)          --       --     (1,583,911)
Adjustment for
 Fractional Shares Paid
 in Cash................        --     --           (4)      --          --           --       --             --
                          --------  -----   ----------  ------- -----------  -----------  -------    -----------
BALANCE AT DECEMBER 31,
 1997...................        --  $  --   10,537,096  $11,318 $24,499,688  $(9,316,786) $(7,252)   $15,186,968
                          ========  =====   ==========  ======= ===========  ===========  =======    ===========


   The accompanying notes are an integral part of these financial statements.

                      ZYDECO ENERGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              YEARS ENDED DECEMBER 31,
                                         -------------------------------------
                                            1997         1996         1995
                                         -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss...............................  $(6,152,127) $(1,858,132) $(1,173,646)
Adjustments to Reconcile Net Loss to
 Net Cash Used in Operating Activities:
  Depreciation, Depletion, and
   Amortization........................      654,245      630,865      392,387
  Impairment/Abandonment of Unproved
   Leases..............................        6,570       28,005           --
  (Gain)/Loss on Sales of Properties...      108,385      (16,319)    (117,517)
  Exploration and Dry Hole Costs.......    5,063,884    1,639,519      660,559
  Changes in Operating Assets and
   Liabilities
    (Increase) Decrease in Oil & Gas
     Revenue Receivables...............      176,018     (260,951)     (67,024)
    (Increase) Decrease in Other
     Current Assets....................       33,104     (105,193)     (34,638)
    Increase (Decrease) in Accounts
     Payable...........................      (18,763)    (185,288)     183,070
    Decrease in Accrued Liabilities....      (72,276)    (123,095)    (145,487)
    Other..............................       (6,085)          --        3,040
                                         -----------  -----------  -----------
  Net Cash Used in Operating
   Activities..........................     (207,045)    (250,589)    (299,256)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to Oil and Gas Properties..  $   (37,347) $  (507,377) $   (77,573)
  Exploration and Dry Hole Costs.......   (5,044,471)  (1,639,519)    (660,559)
  Proceeds from the Sale of Properties.      373,335       16,319      100,000
  Cost Recovery on Exploration
   Agreement...........................           --           --      628,547
  Net Change in Exploration Obligation.   (1,051,461)      90,214    3,210,477
  Distributions to Exploration
   Participant.........................   (2,114,638)    (217,704)          --
  Increase In Prepaid Computer Lease...     (909,880)          --           --
  Purchases of Equipment and Software..     (320,205)    (818,497)    (140,352)
  Investment in Wavefield Imaging
   Technology..........................      (25,272)          --           --
  Proceeds from the Sale of (Investment
   in) Marketable Securities, Net......      845,852   10,092,822  (10,938,674)
                                         -----------  -----------  -----------
  Net Cash Provided by (Used in)
   Investing Activities................   (8,284,087)   7,016,258   (7,878,134)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Common Stock Issued in Reverse
   Acquisition of TN Energy............  $        --  $        --  $ 8,196,553
  Costs of Acquisition of TN Energy....           --           --     (168,380)
  Principal Payments of Capital Lease
   Obligations.........................     (157,537)    (160,693)    (208,973)
  Repayments of Short-Term Debt........           --     (225,028)          --
  Proceeds from Options and Warrants
   Exercised...........................       18,499        8,921           --
  Proceeds from Common Stock Issuances,
   Net.................................   13,923,826           --           44
                                         -----------  -----------  -----------
Net Cash Provided by (Used in)
 Financing Activities..................   13,784,788     (376,800)   7,819,244
                                         -----------  -----------  -----------
Net Increase (Decrease) in Cash and
 Cash Equivalents......................  $ 5,293,656  $ 6,388,869  $  (358,146)
Cash and Cash Equivalents at Beginning
 of Year...............................    6,906,650      517,781      875,927
                                         -----------  -----------  -----------
Cash and Cash Equivalents at End of
 Year..................................  $12,200,306  $ 6,906,650  $   517,781
                                         ===========  ===========  ===========
Cash Paid during the Year for:
  Interest.............................  $    12,962  $    46,296  $    70,369
  Income Taxes.........................  $        --  $        --  $        --

   The accompanying notes are an integral part of these financial statements.

                     ZYDECO ENERGY, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

  Organization. Zydeco Energy, Inc. was incorporated in Delaware in June 1993, as a "special purpose acquisition corporation" under the name TN Energy Services Acquisition Corp. ("TN Energy"), for the purpose of raising funds and acquiring an operating business engaged in the energy services industry. Other than its efforts to acquire an energy services business, TN Energy did not engage in any business activities prior to December 1995. On December 20, 1995, TN Energy acquired all the outstanding common stock and preferred stock of Zydeco Exploration, Inc. ("Zydeco") pursuant to a merger (the "TN Acquisition") and changed its name to Zydeco Energy, Inc. As used herein, unless the context indicates otherwise, the term "Company" refers to Zydeco Energy, Inc., and its wholly-owned subsidiaries, Zydeco Exploration, Inc., and Wavefield Image, Inc.

  The Company is engaged in identifying drilling prospects, acquiring leases, drilling, and producing reserves from those properties utilizing focused geologic concepts and advanced 3D seismic technology. The Company's current focus is to explore for oil and gas in the Louisiana Transition Zone, the region of land and shallow waters within a few miles of the shoreline. The Company's future operations are dependent upon a variety of factors, including, but not limited to, successful application of 3D seismic evaluation and interpretation expertise in developing oil and gas prospects, future generation of 3D seismic analysis fees, profitable exploitation of future prospects, and the Company's ability to access capital sources necessary for continued growth.

SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation. For accounting purposes, the TN Acquisition has been treated as a recapitalization of Zydeco with Zydeco as the acquiror (reverse acquisition). Accordingly, the historical financial statements prior to December 20, 1995, are those of Zydeco. The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries, Zydeco Exploration, Inc., and, since July 1, 1997, Wavefield Image, Inc. (see "Note 3--Acquisitions"). All significant intercompany transactions have been eliminated in consolidation.

  In connection with the Company's two exploration agreements (See "Note 2-- Exploration Agreements"), advances to the Company are treated as exploration obligations and expenditures made by the Company pursuant to the exploration agreements are charged against the related exploration obligation. No costs or expenses incurred pursuant to the exploration agreements are recognized by the Company until the Company, pursuant to the terms of the exploration agreements, begins sharing in such costs.

  Cash and Cash Equivalents. The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

  Marketable Securities. The Company's investments in marketable securities at December 31, 1996 primarily consisted of short-term U.S. Treasury bills. As the Company's investments in marketable securities are all short-term in nature, their carrying value at December 31, 1996 approximated fair value.

  Oil and Gas Properties. The Company accounts for its oil and gas exploration and production activities using the successful efforts method of accounting. Under this method, acquisition costs for proved and unproved properties are capitalized when incurred. Exploration costs, including geological and geophysical costs and the costs of carrying and retaining unproved properties, are expensed. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined not to have found proved reserves. Costs of productive wells, developmental dry holes and productive leases are capitalized and amortized on a property-by-property basis using the units-of-production method. The estimated costs of future plugging, abandonment, restoration and dismantlement are considered as a component of the calculation of depreciation, depletion, and

                     ZYDECO ENERGY, INC. AND SUBSIDIARIES
amortization. Unproved properties with significant acquisition costs are assessed periodically, as conditions warrant, on a property-by-property basis and any impairment in value is charged to expense.

  Equipment. Hardware and software associated with the 3D seismic technology equipment, office furniture, and leasehold improvements are recorded at cost, and the related depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, which range from 2 to 7 years.

  Impairment of Long-Lived Assets. In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", management reviews its long-lived assets (i.e., oil and gas properties and equipment) whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. If the carrying amounts of any of the Company's oil and gas properties or equipment are greater than their projected undiscounted future cash flows, an impairment loss to adjust the properties or equipment to fair value is recognized. This determination of future cash flows from proved properties is based on current proved oil and gas reserve estimates and current oil and gas prices and costs. Management's estimates of fair value also reflect a discount factor on future cash flows consistent with the rate used by the Company in other fair-value determinations. Through December 31, 1997, no such provision for impairment was necessary.

  Income Taxes. The Company follows SFAS No. 109 which requires the asset and liability approach to accounting for income taxes. Under this approach, deferred income taxes are determined based upon differences between the financial statement and tax bases of the Company's assets and liabilities and operating loss carryforwards using enacted tax rates in effect for the years in which the differences are expected to reverse. Deferred tax assets are recognized if it is more likely than not that the future tax benefit will be realized.

  Oil and Gas Revenues. Oil and gas revenues are recorded using the entitlements method of accounting, whereby the Company recognizes oil and gas revenues as its entitled share is produced. Individually and in the aggregate, the Company has no material gas imbalances as of December 31, 1997.

  Seismic Service Revenues. Seismic service revenues are recognized as services are performed.

  Earnings Per Share. In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share", which established new standards for computing and presenting earnings per share. The provisions of the statement are effective for fiscal years ending after December 15, 1997, and requires that all prior periods be restated, and accordingly have been adopted in the accompanying financial statements. Basic and diluted earnings per share, as reported, are the same as the earnings per share as calculated in accordance with Accounting Principles Board ("APB") Opinion No. 15, the previous earnings per share standard. Basic earnings per common share is based on the weighted average number of shares of common stock outstanding during the period. The Company's common stock options, common stock warrants, and convertible preferred stock are potential common shares but were anti-dilutive in all periods presented.

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

  Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the

                     ZYDECO ENERGY, INC. AND SUBSIDIARIES
reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates with regard to these financial statements include the estimate of proved oil and gas reserve volumes and the related discounted future net cash flows therefrom. See "Note 13--Oil and Gas Producing Activities".

  Reclassifications. Certain reclassifications of prior period amounts have been made to conform with current year presentation.

2. EXPLORATION AGREEMENTS.

  Fortune Exploration Agreement. In February 1995, Zydeco entered into an Exploration Agreement (the "Fortune Agreement") with a predecessor of Fortune Petroleum Corporation ("Fortune"). Under the Fortune Agreement, Fortune advanced $4.8 million in a series of payments to purchase a 50% interest in certain potential prospects ("Prospects") owned by the Company and to fund the initial development of the potential Prospects. Pursuant to the Fortune Agreement, $628,547 represented a reimbursement of certain of the costs previously incurred by the Company on the potential Prospects. The remaining funds were designated for all third-party costs of preparing the potential Prospects for evaluation, including lease acquisition, lease maintenance, and the acquisition, processing and interpretation of seismic data. Thereafter, the Fortune Agreement provided that the parties shall bear any additional costs equally. At December 31, 1996, and 1995, the portion not yet expended was recorded as an exploration obligation and classified as a current liability. At December 31, 1997, inception-to-date expenditures under the Fortune Agreement aggregated approximately $2,256,823, net of interest earned of $209,731 and revenue from the farmout and sale of interests of $277,154.

  Pursuant to the terms of the Fortune Agreement, in June 1997, at the request of Fortune, the Company returned $2,153,645 to Fortune, representing the unexpended funds previously advanced to the Company under the Fortune Agreement. The Company will retain its undivided working interest in each of the existing properties acquired under the Fortune Agreement. Substantially all the cost of lease acquisition and seismic data acquisition had been incurred at the time of Fortune's election. The Company is continuing to evaluate certain of the prospects that could merit further evaluation or development. The Company does not expect to incur any significant additional expenditures pursuant to the terms of such agreement.

  Cheniere Exploration Agreement. In April 1996, the Company executed an Exploration Agreement (the "Cheniere Agreement") with Cheniere Energy Operating Co., Inc. ("Cheniere"), formerly known as FX Energy, Inc., covering an area of land and waters in western Cameron Parish, Louisiana ("West Cameron Seismic Project"). The Cheniere Agreement, as amended, provided for Cheniere to fund the first $13.5 million of costs plus 50% of costs in excess of $13.5 million of the West Cameron Seismic Project. The costs covered by the Cheniere Agreement include the costs of 3D seismic acquisition, including the purchase of seismic rights or lease options on the related onshore acreage of the West Cameron Seismic Project, the purchase of other 3D seismic data, and processing of seismic data over the West Cameron Seismic Project Area. The Cheniere Agreement provides that Cheniere may receive up to a 50% interest in the West Cameron Seismic Project and in any leases acquired as a result thereof through May 2001, based on Cheniere completing its funding obligations under the Cheniere Agreement, including its share of lease acquisition costs. The Cheniere Agreement provides that Cheniere may discontinue funding at any time, in which case its interest would then be reduced pro rata, based on the West Cameron Seismic Project's total cost. At December 31, 1997, Cheniere had funded all of its share of project costs for which it had been invoiced through such date. Seismic shooting operations which commenced in August 1996 were completed in July 1997, and the processing of such data is in progress. At December 31, 1997, inception to date expenditures in connection with the West Cameron Seismic Project aggregated approximately $19,653,932, net of interest earned of $49,095 on the unused project funds and $46,000 from the sale of seismic data. Through December 31, 1997, Cheniere's share of these costs was $16,529,524 and Zydeco's share was $3,124,408 under the Cheniere Agreement.

                     ZYDECO ENERGY, INC. AND SUBSIDIARIES

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

3. ACQUISITIONS.

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

  The Merger was treated as a reverse acquisition for accounting purposes with Zydeco as the acquiror and TN Energy as the acquiree based upon Zydeco's then current officers and directors assuming management control of the resulting entity and the value and ownership interest being received by current Zydeco stockholders exceeding that received by TN Energy stockholders. The Merger, for accounting purposes, was treated as if Zydeco issued additional capital stock to TN Energy shareholders for cash. The net assets of TN Energy on the date of the Merger were $7,971,525 and, accordingly, the shares of common stock of TN Energy on such date were recorded as an increase in common stock and additional paid-in capital. The costs incurred in connection with the Merger of approximately $669,700 were charged to additional paid-in capital at December 31, 1995.

  On July 1, 1997, the Company acquired all of the outstanding capital stock of Wavefield Image, Inc. ("Wavefield"), a privately held company that develops and licenses a seismic data processing technique known as Wavefield Imaging Technology. The Company is utilizing Wavefield Imaging Technology in its West Cameron Seismic Project pursuant to a license agreement entered in May 1996. Pursuant to the terms of the acquisition agreement between the Company and the shareholders of Wavefield, the Company issued 100,000 shares of the Company's common stock at closing to the shareholders of Wavefield and an additional 150,000 shares of such stock to the former Wavefield shareholders in connection with the issuance of a patent on the Wavefield Imaging Technology by the United States Patent and Trademark Office. In connection with the issuances of Common Stock, the Company recorded an investment in the Wavefield Imaging Technology of $950,068 based on the prices of the Company's Common Stock on July 1, 1997, and December 2, 1997, the date of the patent issuance. The Company is amortizing this investment over approximately 19 years (the life of the patent received). Amortization for 1997 was $16,659. The historical operations of Wavefield were not significant to the Company's financial position or results of operations. The acquisition through the issuance of

                     ZYDECO ENERGY, INC. AND SUBSIDIARIES

Common Stock was a non-cash investing activity and accordingly, has been excluded from the Consolidated Statements of Cash Flows.

4. INCOME TAXES.

  Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                           DECEMBER 31,
                                                      ------------------------
                                                         1997         1996
                                                      -----------  -----------
     Deferred Tax Liability.......................... $        --  $        --
                                                      ===========  ===========
     Deferred Tax Assets
       Carryforwards................................. $ 2,052,298  $   845,499
       Book/Tax Differences in Bases of Oil and Gas
        Assets.......................................   1,163,414      211,457
       Less Valuation Allowance......................  (3,215,712)  (1,056,956)
                                                      -----------  -----------
     Total Deferred Tax Assets....................... $        --  $        --
                                                      ===========  ===========
     Net Deferred Tax Liability...................... $        --  $        --
                                                      ===========  ===========

  As of December 31, 1997, the Company had a net operating loss carryforward for federal income tax purposes of approximately $5,753,724, which will be available to reduce future taxable income. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period. Because of the current uncertainty of realizing such tax asset in the future, a valuation allowance has been recorded equal to the amount of the net deferred tax asset, which caused the Company's effective tax rate to differ from the statutory income tax rate. The net operating loss carryforward, if not utilized, will begin to expire in the year 2009. In addition, the company has available $282,446 of statutory depletion as carryforward to apply against future taxable income.

5. INDEBTEDNESS.

  Capital Lease--Computer Hardware. In 1997, the Company completed its payments under a capital lease for certain computer hardware assumed from an affiliate of Mr. Sam B. Myers, Jr. in 1994. Amortization expense, calculated on a three-year, straight-line basis, aggregated $474,284 as of December 31, 1997. This lease had a stated interest rate of 19.45%. The lease was collateralized by the computer equipment utilized under the lease.

  Operating Leases. The Company incurred rental expense of $151,006, $125,734, and $37,465 in 1997, 1996 and 1995, respectively, in connection with its office leases. See "Note 7--Related-Party Transactions". In addition, on December 1, 1997, the Company prepaid $1,091,856 for a 12-month operating lease, commencing on November 1, 1997, on a Hewlett-Packard SPP2000 supercomputer used in its 3D seismic processing. At December 31, 1997, future minimum lease payments for leases having initial or remaining noncancelable lease terms in excess of one year are presented below:

      YEAR                                                               AMOUNT
      ----                                                              --------
      1998............................................................. $198,419
      1999............................................................. $ 73,698
      2000............................................................. $  3,054
      2001............................................................. $     --
      2002 and thereafter.............................................. $     --

                     ZYDECO ENERGY, INC. AND SUBSIDIARIES

6. COMMON STOCK, CONVERTIBLE PREFERRED STOCK, AND WARRANTS.

  Common Stock Offering. On August 26, 1997, the Company completed an offering of 3,680,000 shares of Common Stock and warrants to purchase 320,000 shares of Common Stock (the "Offering"). Proceeds from the Offering were $14,056,189, net of Offering expenses of $1,583,911.

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

  Conversion of Preferred Stock. Shares of Convertible Preferred Stock, par value $.001, issued in December 1994 were subject to conversion at a rate of one share of Common Stock for each share of Convertible Preferred Stock upon either (i) the occurrence of a successful public offering or (ii) in the event the closing price for the Common Stock equaled or exceeded $6.50 for a period of 30 consecutive trading days. The price of the Common Stock exceeded the minimum price for the required period in June 1996, and, accordingly, the Company exercised its office option to convert all shares of Convertible Preferred Stock to Common Stock effective July 15, 1996.

  Placement Warrants. In connection with a 1994 Private Placement in December 1994, Zydeco issued 72,268 Common Stock purchase warrants ("Placement Warrants") to the participating placement agents, each of which entitles the holder to purchase one share of Common Stock at an exercise price of $1.60 per share at any time prior to their expiration on December 2, 1999. These warrants are subject to a cashless exercise provision (i.e., the exercise price may be satisfied by canceling a number of unexercised warrants valued by the difference between the exercise price and the market value of the shares). The initial value of such warrants issued in connection with the private placement was immaterial. No Placement Warrants had been exercised prior to 1996. In 1997 and 1996, Placement Warrants were exercised for 1,888 and 29,592 shares of Common Stock, respectively, net of 573 and 9,575 warrant shares, respectively, tendered in satisfaction of the exercise price. At December 31, 1997, there were 30,640 unexercised Placement Warrants outstanding.

  Redeemable Warrants. On December 26, 1993, the Company sold 1,500,000 units ("Units") in its initial public offering ("IPO"). Each Unit consists of one share of the Company's Common Stock, $.001 par value, and two redeemable Common Stock Purchase Warrants ("Redeemable Warrants"). Each Redeemable Warrant entitles the holder to purchase from the Company one share of Common Stock at an exercise price of $5.50, during the period commencing on the later of the consummation by the Company of a Business Combination or one year from the effective date of the IPO, or December 20, 1995, and ending seven years from the effective date of the IPO, or December 13, 2000. The Merger constituted a business combination under the terms of the Redeemable Warrants. The Redeemable Warrants will be redeemable at a price of $.01 per warrant upon 30 days' notice at any time, only in the event that the last sale price of the Common Stock is at least $10.00 per share for 20 consecutive trading days ending on the third day prior to the date on which notice of redemption is given.

  The Company also issued, in connection with the IPO, an aggregate of $150,000 of promissory notes to certain accredited investors. These notes bore interest at the rate of 10% per annum and were repaid on the consummation of the Public Offering with accrued interest thereon. In addition, the investors were issued

                     ZYDECO ENERGY, INC. AND SUBSIDIARIES

300,000 Redeemable Warrants valued at a nominal amount. At December 31, 1997, no Redeemable Warrants had been exercised.

  Unit Purchase Options. Also on December 21, 1993, the Company sold to the underwriters in the IPO and their designees, for nominal consideration, the right to purchase up to 195,652 units ("Unit Purchase Options") as adjusted for the Offering completed on August 26, 1997. Each Unit Purchase Option consists of one share of Common Stock and two Common Stock Purchase Warrants. Each Common Stock Purchase Warrant entitles the holder to purchase one share of Common Stock under terms similar to the terms of the Redeemable Warrants except that the Common Stock Purchase Warrants are not redeemable. The Unit Purchase Options are exercisable at $5.06 per unit ("Option Exercise Price"), as adjusted, until December 13, 1998, when they expire. In addition, the Common Stock Purchase Warrants are exercisable at $5.50 per warrant, and expire on the same date as the Unit Purchase Options. The Unit Purchase Options contain anti-dilution provisions providing for adjustment of the Option Exercise Price upon the occurrence of certain events, including the issuance of shares of Common Stock or other securities convertible into or exercisable for shares of Common Stock at a price per share less than the Option Exercise Price or the market price of the Common Stock, or in the event of any recapitalization, reclassification, stock dividend, stock split, stock combination, or similar transaction. The Unit Purchase Options grant to the holders thereof certain "piggyback" and demand registration rights for periods of seven and five years, respectively, from the date of the IPO. The underwriters' units issuable upon the exercise of the Unit Purchase Options are identical to the Units discussed above, except that the warrants contained therein expire five years from the effective date of the IPO, or December 13, 1998, and cannot be redeemed. At December 31, 1997, no Unit Purchase Options had been exercised.

  Non-Redeemable Bridge Warrants. In December 1995, in connection with arranging the Bridge Financing, the Company issued to the Bridge Lenders warrants to purchase 225,028 shares of Common Stock ("Non-Redeemable Bridge Warrants"), at an exercise price of $5.33 per share. The terms of the Non-Redeemable Bridge Warrants are identical to the terms of the Redeemable Warrants, except that they are not redeemable and are subject to a cashless exercise provision. At December 31, 1997, no Non-Redeemable Bridge Warrants had been exercised.

7. RELATED-PARTY TRANSACTIONS.

  In connection with the acquisition of Wavefield, the Company agreed to assume the remaining office lease obligation of a shareholder of Wavefield who became an officer of the Company. The offices were used by Wavefield and the Wavefield shareholders. The remaining term of the lease at December 31, 1997 was 22 months requiring the payment of monthly rentals of $5,585. The Company expensed $33,510 during the year ended December 31, 1997, related to the lease.

  In June 1996, the Company, with the approval of the Board of Directors (Mr. Sam B. Myers, Jr. abstaining), purchased all the working interest in certain unproved properties consisting of five non-producing offshore oil and gas leases from entities beneficially owned or controlled by affiliates (the "Myers Affiliates") of the Company's Chief Executive Officer, Mr. Sam B. Myers, Jr. The Company paid $302,464 (represented by the Myers Affiliates as their accumulated cost in the property interests) for the leases which are located in state waters offshore Louisiana. The leases are subject to 7.5% back-in after payout by the Myers Affiliates. The Myers Affiliates also own an aggregate of between 4.5% and 7.5% overriding royalty interest in these leases, which interests were owned by the Myers Affiliates prior to this transaction with the Company. In addition, two former Vice Presidents and an employee of the Company (formerly officers of certain Myers Affiliates) owned overriding royalty interests under the leases and one former Vice President received an additional 1% overriding royalty interest pursuant to an employment contract. In addition, at the time of purchase of the property interests, the two former Vice Presidents also received an aggregate one-half percent overriding royalty interest in the

                     ZYDECO ENERGY, INC. AND SUBSIDIARIES
properties directly from the Myers Affiliate. In May 1996, the Company purchased certain proprietary geologic and geophysical data and computer equipment which was being utilized by the Company from a Myers Affiliate for $145,490.

  In August 1996, the Company, with the approval of the Board of Directors (Mr. Sam B. Myers, Jr. abstaining), purchased non-producing leasehold interests owned by a Myers Affiliate and agreed to participate in the drilling of an exploratory well located in Timbalier Bay in state waters offshore Louisiana. The Company paid $187,500 for a 37.5% working interest in the drilling prospect. The Myers Affiliate owns an aggregate of between 33.1% and 37.25% net revenue interest in the prospect leases and Mr. Myers owns an approximate 1.6% net revenue interest under portions of the leases. The Myers Affiliates participated in the well with a working interest of 41.2% and paid their proportionate share of the estimated cost of drilling and completion of the well. The Myers Affiliates can also back-in for 25% of the well after payout. In addition, an affiliate of a director of the Company also purchased a 5% working interest in the properties on the same basis as the terms of the Company's participation. The two former Vice Presidents also owned net revenue interests in the prospect leases, one of whom also purchased an additional 1% working interest participation in the property at the same time and on the same basis as the terms of the Company's participation. Drilling of the well commenced in August 1996 and was abandoned in September 1996 for mechanical reasons without testing the well's primary objectives. The Company charged $647,355 to exploration expense in 1996 in connection with the drilling and abandonment of the well and sold its interests in such prospect to an unaffiliated entity in 1997.

  In 1996, the Company licensed software and purchased related software maintenance services aggregating $325,768 from an unaffiliated vendor. Subsequently, in October 1996, an officer and director of the Company became a director of the vendor. Software and services provided by the vendor aggregated $262,380 for the year ended December 31, 1997.

  The Company engaged the services of a law firm, including the services of a partner in the firm who is a relative of an officer and director of the Company. The Company incurred costs of approximately $220,343, $109,902 and $118,970 to this firm during the years ended December 31, 1997, 1996, and 1995, respectively.

  Zydeco entered into an exchange agreement, dated January 1, 1995, with an entity beneficially owned by certain Myers Affiliates where certain officers and/or directors are officers and/or directors of the Company, and agreed to provide 3D seismic analysis services in exchange for a license to such data. The value of this exchange was determined by the parties to be $200,000. As this exchange agreement represents an exchange of dissimilar goods, income and expense reflects the gross value of seismic service revenues and related data costs associated with this transaction for 1995.

  Effective January 1, 1995, Zydeco assumed an obligation for office facilities under an operating lease agreement expiring in March 1997, from a Myers Affiliate where certain officers of the Company were, at the time, also officers and/or directors of the Myers Affiliate. The lease agreement required base monthly payments of $3,122. In connection with the relocation of the Company's offices in June 1996, the Company bought out the remaining nine month term under this lease for $24,615. Rental expense related to this lease was $44,887 and $37,340 which is included in general and administrative expenses for the years ended December 31, 1996, and 1995, respectively.

8. STOCK OPTION PLANS.

  At December 31, 1997, the Company had three stock-based compensation plans, which are described below. Each plan provides for the granting of options generally at not less than the per share market price on the date of grant. The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly,

                     ZYDECO ENERGY, INC. AND SUBSIDIARIES
no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's three stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123 "Accounting for Stock-Based Compensation", the Company's net loss and net loss per common share would have been increased to the pro forma amounts indicated below:

                                             1997         1996         1995
                                          -----------  -----------  -----------
     Net Loss................ As Reported $(6,152,127) $(1,858,132) $(1,173,646)
                              Pro Forma   $(6,854,165) $(2,296,904) $(1,291,163)
     Net Loss Per Common
      Share.................. As Reported $     (0.77) $     (0.30) $     (0.30)
      (Basic and Diluted).... Pro Forma   $     (0.86) $     (0.37) $     (0.33)

  For purposes of the above proforma disclosure, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1997, 1996, and 1995, respectively: no dividend yield for each of the three years, expected volatility of .51, .52, and .10, respectively, risk-free interest rates of 6.5%, 5.2% and 5.2%, respectively, and expected lives of 10 years for all options. In connection with the above assumptions, the estimated weighted average fair value of options granted in 1997, 1996, and 1995 is $3.85, $4.07, and $.56 per share, respectively.

  In February 1995, Zydeco's board of directors approved the 1995 Employee Stock Option Plan (the "Zydeco Plan") for certain employees of the Company and any subsequently incorporated subsidiaries of the Company. Options to purchase 1,006,256 shares of stock at a price of $1.60 per share, as adjusted pursuant to the TN Acquisition, were granted in March 1995. Such options are non-compensatory, vest over a four-year period and terminate no later than March 2005.

  On January 4, 1996, the Board of Directors approved and adopted the Zydeco Energy, Inc. 1996 Incentive Equity Plan (the "1996 Incentive Plan") and amended such plan on March 3, 1997. The 1996 Incentive Plan authorizes the grant of various stock and stock-related awards to key management and other personnel on the basis of individual and corporate performance. The 1996 Incentive Plan, as amended, provides for the granting of stock options to purchase an aggregate of 950,000 shares of Common Stock, which are reserved for such purpose. Options under the 1996 Incentive Plan are non-compensatory, vest over a four-year period and terminate no later than ten years after the date of grant unless otherwise determined by the Compensation Committee.

  Also on January 4, 1996, the Board of Directors adopted the 1996 Non-employee Director Stock Option Plan (the "1996 Director Plan") and authorized and granted an aggregate of 45,000 shares of Common Stock to three non-employee directors. The options vest one third on April 1, 1997, 1998, and 1999, and have an exercise price of $6.69 per share. The options terminate no later than ten years after the date of grant. Both the 1996 Incentive Plan and the 1996 Director Plan were approved by the Company's shareholders at the Annual Meeting on July 9, 1996. The amended 1996 Incentive Plan was approved by the Company's shareholders at the Annual Meeting on May 15, 1997.

                     ZYDECO ENERGY, INC. AND SUBSIDIARIES

  Information about the Company's stock option plans for each of the three years in the period ended December 31, 1997, is set forth below:

                                 1997                   1996                      1995
                         ---------------------- ------------------------- ---------------------
                                      AVERAGE                   AVERAGE               AVERAGE
                          SHARES    GRANT PRICE  SHARES       GRANT PRICE  SHARES   GRANT PRICE
                         ---------  ----------- ---------     ----------- --------- -----------
Outstanding at January
 1...................... 1,444,694     $2.91    1,006,256        $1.60           --    $  --
  Granted...............   504,000      5.55      540,000         6.06    1,006,256     1.60
  Exercised.............   (11,562)     1.60       (1,562)        1.60           --       --
  Forfeited.............  (168,500)     6.55     (100,000)        6.69           --       --
                         ---------              ---------                 ---------
Outstanding at December
 31..................... 1,768,632      3.33    1,444,694         2.91    1,006,256     1.60
                         =========              =========                 =========
Shares Exercisable at
 December 31............   855,317      2.18      501,565         1.60      251,564     1.60
                         =========              =========                 =========
Shares Available for
 Future Grant...........   219,500                555,000 (1)                    --
                         =========              =========                 =========
Average Fair Value of
 Shares Granted During
 Year................... $    3.85              $    4.07                 $     .56
                         =========              =========                 =========

                                                                SHARES
                              SHARES OUTSTANDING              EXERCISABLE
                        ---------------------------------  -------------------
                                    WEIGHTED    WEIGHTED             WEIGHTED
                                     AVERAGE    AVERAGE              AVERAGE
    RANGE OF GRANT                  REMAINING    GRANT                GRANT
        PRICES           SHARES       LIFE       PRICE     SHARES     PRICE
   -------------------- ---------   ---------   --------   -------   --------
    $1.00 to    $3.00   1,050,132    7 years     $1.65     741,567    $1.60
     3.00 to     5.00      16,000    9 years      4.94          --       --
     5.00 to     7.00     702,500    9 years      5.79     113,750     5.94
                        ---------                          -------
     1.00 to     7.00   1,768,632    8 years      3.33     855,317     2.18
                        =========                          =======

--------
(1) Includes shares approved by the Company's shareholders at the May 15, 1997 Annual Meeting of Shareholders.

                     ZYDECO ENERGY, INC. AND SUBSIDIARIES

9. SEGMENT INFORMATION.

 The Company operates principally in one industry segment--oil and gas exploration and production ("E&P"). In 1995, the Company also had operations in one other reportable segment: 3D seismic analysis services. The assets reported in the 3D seismic analysis services segment in 1995 were used in both segments and are included in the Oil and Gas E&P segment after 1995. During 1994, the Company had limited operations and no revenue, other than interest income. The following table sets forth key operating information for each business segment:

                                              YEAR ENDED DECEMBER 31,
                                        -------------------------------------
                                           1997         1996         1995
                                        -----------  -----------  -----------
Operating Revenues
  Oil and Gas E&P...................... $   958,304  $ 1,470,046  $   286,752
  3D Seismic Analysis Services.........          --           --      300,000
                                        -----------  -----------  -----------
    Consolidated Total................. $   958,304  $ 1,470,046  $   586,752
                                        ===========  ===========  ===========
Operating (Loss)
  Oil and Gas E&P...................... $(4,698,833) $  (812,981) $  (555,009)
  3D Seismic Analysis Services.........          --           --     (108,716)
  Corporate and Other..................  (1,776,845)  (1,294,358)    (486,107)
                                        -----------  -----------  -----------
    Consolidated Total................. $(6,475,678) $(2,107,339) $(1,149,832)
                                        ===========  ===========  ===========
Capital Expenditures
  Oil and Gas E&P...................... $   626,951  $ 1,077,350  $   226,770
  3D Seismic Analysis Services.........          --           --           --
  Corporate and Other..................      72,989      248,524           --
                                        -----------  -----------  -----------
    Consolidated Total................. $   699,940  $ 1,325,874  $   226,770
                                        ===========  ===========  ===========
Depreciation, Depletion and
 Amortization
  Oil and Gas E&P...................... $   566,271  $   592,996  $   153,710
  3D Seismic Analysis Services.........          --           --      208,716
  Corporate and Other..................      87,974       37,869       29,961
                                        -----------  -----------  -----------
    Consolidated Total................. $   654,245  $   630,865  $   392,387
                                        ===========  ===========  ===========
                                                  AT DECEMBER 31,
                                        -------------------------------------
                                           1997         1996         1995
                                        -----------  -----------  -----------
Identifiable Assets
  Oil and Gas E&P(1)................... $ 2,333,055  $ 5,048,109  $ 3,501,290
  3D Seismic Analysis Services.........          --           --      364,770
  Corporate and Other..................  13,343,395    4,863,493    8,716,345
                                        -----------  -----------  -----------
    Consolidated Total................. $15,676,450  $ 9,911,602  $12,582,405
                                        ===========  ===========  ===========

--------
(1) Identifiable assets of the Oil and Gas E&P segment include $189,612, $3,172,378 and $3,210,477 at December 31, 1997, and 1996, and 1995,
    respectively, related to the Exploration Agreements. See "Note 2-- Exploration Agreements".

  Major Customers. Oil and gas sales to two customers of $829,732 and $236,957 in 1997, to two customers of $1,030,424 and $391,803 in 1996, and $133,589 to
one customer in 1995, each constituted more than 10% of consolidated revenue for such years. In addition, 3D seismic services revenue of $100,000 in 1995, from one customer represented more than 10% of consolidated revenue for 1995.

                     ZYDECO ENERGY, INC. AND SUBSIDIARIES

10. COMMITMENTS AND CONTINGENCIES.

  In February 1996, the Company purchased an exclusive seismic option permit from the State of Louisiana covering approximately 51,000 acres of state waters in western Cameron Parish, Louisiana. The Company initially paid $783,754 for the permit and in August 1997, paid $391,877 for a six-month extension of the permit. Under the agreement with the state of Louisiana, the Company was obligated to deliver within 24 months a 3D seismic survey over the state acreage, which was delivered by the Company in January 1998. The State of Louisiana is required to keep the information obtained from the survey confidential for a period of ten years.

  In May 1996, the Company entered into a license agreement to use a proprietary 3D seismic processing known as the Wavefield Imaging Technology, which required the payment of annual royalties. In July 1997, the Company acquired 100% of the outstanding capital stock of Wavefield Image, Inc., the owner of this technology (See "Note 3 Acquisitions")

11. SUBSEQUENT EVENT.

  On January 15, 1998, the Company executed a termination agreement with a former employee of the Company. The termination agreement provided that the Company would purchase 200,000 shares of the Company's common stock at the then current market price of $2.125 per share from a trust established for the benefit of the former employee's descendants and assign to the former employee a 1/2% of 8/8ths overriding royalty interest in certain Company-owned non-productive leases. No such overriding royalty interest was assigned to leases obtained in connection with the Company's West Cameron Seismic Project.

12. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED).

  Results of operations by quarter for the years ended December 31, 1997, and 1996, are set forth in the following table.

                                              QUARTER ENDED
                              -------------------------------------------------
                              MARCH 31     JUNE 30    SEPTEMBER 30  DECEMBER 31
                              ---------  -----------  ------------  -----------
1997
  Operating Revenues......... $ 373,994  $   257,329  $   437,877   $  (110,896)
  Operating Loss.............  (617,148)  (1,746,203)  (2,040,287)   (2,072,040)
  Net Loss...................  (565,617)  (1,701,400)  (1,956,578)   (1,928,532)
  Net Loss Per Common Share
   (Basis and Diluted)....... $   (0.09) $     (0.26) $     (0.24)  $     (0.18)
1996
  Operating Revenues......... $ 251,535  $   353,030  $   461,038   $   404,443
  Operating Loss.............  (461,377)    (274,574)    (943,334)     (428,054)
  Net Loss...................  (388,566)    (203,947)    (894,665)     (370,954)
  Net Loss Per Common Share
   (Basic and Diluted)....... $   (0.07) $     (0.04) $     (0.14)  $     (0.06)

                     ZYDECO ENERGY, INC. AND SUBSIDIARIES

13. OIL AND GAS PRODUCING ACTIVITIES.

 Results of Operations from Oil and Gas Producing Activities

  The results of operations for oil and gas producing activities for the years indicated are presented below:

                                                YEAR ENDED DECEMBER 31,
                                            ----------------------------------
                                               1997         1996       1995
                                            -----------  ----------  ---------
Oil and Gas Sales.......................... $ 1,066,689  $1,422,227  $ 169,235
Production (Lifting) Costs.................     (20,413)    (22,508)   (27,492)
Dry Hole and Other Costs...................    (112,393)   (699,566)  (261,956)
Geological and Geophysical Expenses........  (4,958,060)   (967,957)  (398,603)
Depreciation, Depletion, and Amortization..    (566,271)   (592,996)  (153,710)
Income Tax Benefit (Provision).............          --          --         --
                                            -----------  ----------  ---------
Results of Operations from Oil and Gas
 Producing Activities...................... $(4,590,448) $ (860,800) $(672,526)
                                            ===========  ==========  =========

 Capitalized Costs Related to Oil and Gas Producing Activities

  The following table presents total capitalized costs of proved and unproved oil and gas properties and associated accumulated depreciation, depletion, and amortization:

                                                            DECEMBER 31,
                                                        ----------------------
                                                           1997        1996
                                                        ----------  ----------
Proved Oil and Gas Properties, at Cost................. $  334,972  $  300,784
Unproved Oil and Gas Properties, at Cost...............     27,600     488,290
Equipment and Software.................................  1,908,818   1,343,655
Less--Accumulated Depreciation, Depletion, and
 Amortization.......................................... (1,521,693)   (955,422)
                                                        ----------  ----------
Net Capitalized Costs.................................. $  749,697  $1,177,307
                                                        ==========  ==========

 Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

  Presented below are costs incurred in oil and gas property acquisition, exploration and development activities:

                                                    YEAR ENDED DECEMBER 31,
                                                 ------------------------------
                                                    1997       1996      1995
                                                 ---------- ---------- --------
Proved Property Acquisition Costs............... $   34,188 $        7 $ 77,573
Unproved Property Acquisition Costs.............     27,600    507,370       --
Exploration Costs...............................  5,070,453  1,639,519  660,559
Equipment and Software Additions................    565,163    569,973       --
                                                 ---------- ---------- --------
Total for Year.................................. $5,697,404 $2,716,869 $738,132
                                                 ========== ========== ========

                     ZYDECO ENERGY, INC. AND SUBSIDIARIES

 Reserve Quantity Information (Unaudited)

  The following unaudited information has been provided pursuant to Statement of Financial Accounting Standards No. 69, "Disclosures about Oil and Gas Producing Activities". There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the Company. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way. Accordingly, reserve estimates are often different from quantities of oil and gas that are ultimately recovered. The Company's proved oil and gas reserves were estimated by Ryder Scott Company, Petroleum Engineers.

 Proved Developed Reserve Quantities (Unaudited)

  The Company's oil and gas producing activities have been conducted solely in the United States. The Company had no proved undeveloped reserves at December 31, 1997, 1996, or 1995. The following table sets forth the changes in the Company's total proved reserves (all of which are developed) for the years ended December 31, 1997, 1996, and 1995:

                                                         DECEMBER 31,
                                                   ---------------------------
                                                     1997      1996     1995
                                                   --------  --------  -------
                                                          OIL (BBLS)
Total Proved Reserves:
  Proved Oil Reserves at the Beginning of the
   Year...........................................   10,052    15,899       --
  Extensions, Discoveries, and Other Additions....       --        --   17,017
  Revisions of Previous Estimates.................    1,939    14,339       --
  Production......................................   (9,377)  (20,186)  (1,118)
                                                   --------  --------  -------
  Proved Oil Reserves at the End of the Year......    2,614    10,052   15,899
                                                   ========  ========  =======
                                                           GAS (MCF)
  Proved Gas Reserves at the Beginning of the
   Year...........................................  243,000   492,000       --
  Extensions, Discoveries, and Other Additions....       --        --  576,546
  Revisions of Previous Estimates.................  197,730   123,678       --
  Production...................................... (336,730) (372,678) (84,546)
                                                   --------  --------  -------
  Proved Gas Reserves at the End of the Year......  104,000   243,000  492,000
                                                   ========  ========  =======
Proved Developed Reserves:
  End of Year--Oil (Bbls).........................    2,614    10,052   15,899
                                                   ========  ========  =======
        Gas (Mcf).................................  104,000   243,000  492,000
                                                   ========  ========  =======

                     ZYDECO ENERGY, INC. AND SUBSIDIARIES

 Standardized Measure of Discounted Future Net Cash Flows Relating to Proved
   Oil and Gas Reserve Quantities (Unaudited)

  Future cash inflows from the sale of production of proved reserves, net of estimated production and development costs, as calculated by the Company's independent reserve engineers, are discounted at 10%. The calculations are based on year-end prices and costs and statutory tax rates that relate to existing proved oil and gas reserves in which the Company has mineral interests. Actual oil and gas sales prices continue to be subject to wide fluctuations due to market changes. The standardized measure is not intended to represent the market value of reserves and, in view of the uncertainties involved in the reserve estimation process, including the instability of energy markets, may be subject to material future revisions. See "Note 1-- Organization and Summary of Significant Accounting Policies".

                                                  YEAR ENDED DECEMBER 31,
                                               --------------------------------
                                                 1997       1996        1995
                                               --------  ----------  ----------
Future Cash Inflows..........................  $392,939  $1,116,568  $1,510,048
Future Production and Development Costs(1)...        --     (72,225)    (90,367)
Future Income Tax Expense....................        --          --          --
                                               --------  ----------  ----------
Undiscounted Future Net Cash Flows...........   392,939   1,044,343   1,419,681
Discount.....................................   (14,942)    (44,525)   (112,344)
                                               --------  ----------  ----------
Standardized Measure of Discounted Future Net
 Cash Flows..................................  $377,997  $  999,818  $1,307,337
                                               --------  ----------  ----------

--------
(1) Estimated future costs associated with property development and plugging, abandonment, site restoration and dismantlement requirements at December 31, 1996 and 1995 were approximately $32,500. In addition, the Company maintains an overriding royalty interest in its only producing property at December 31, 1997. Accordingly, there are no future costs associated with such an interest.

 Principal Sources of Change in the Standardized Measure of Discounted Future
   Net Cash Flows (Unaudited)

                                               YEAR ENDED DECEMBER 31,
                                          ------------------------------------
                                             1997         1996         1995
                                          -----------  -----------  ----------
Balance at the Beginning of the Year..... $   999,818  $ 1,307,337  $       --
Sales, Net of Operating Costs............  (1,046,276)  (1,399,719)   (141,743)
Net Changes in Prices and Production
 Costs...................................    (215,759)     343,316          --
Development Costs Incurred...............      32,500           --          --
Extensions, Discoveries and Improved
 Recovery................................          --           --   1,449,080
Revisions of Quantity Estimates..........     658,065      685,619          --
Accretion of Discount....................      99,982      130,734          --
Other....................................    (150,333)     (67,469)         --
                                          -----------  -----------  ----------
Balance at the End of the Year........... $   377,997  $   999,818  $1,307,337
                                          ===========  ===========  ==========

                                 EXHIBIT INDEX

 EXHIBIT
   NO.                                 DESCRIPTION
 ------- ----------------------------------------------------------------------
  3.1+   Certificate of Incorporation and Certificates of Amendment thereto
         (filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for
         the year ended December 31, 1995)
  3.2+   Form of Amended and Restated Bylaws (filed as Exhibit 3.2 to the
         Company's Registration Statement on Form S-1 (Reg. No. 33-65286))
  4.1+   Form of Certificate representing shares of Common Stock (filed as
         Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)
  4.2+   Form of Certificate evidencing Common Stock Purchase Warrants (filed as Exhibit 4.2 to the Company's Annual Report on Form 10-K for the
         year ended December 31, 1995)
  4.3+   Unit Purchase Option Granted to Underwriters by the Company (filed as
         Exhibit 4.3 to the Company's Registration Statement on Form S-1 (Reg.
         No. 33-65286))
  4.4+   Warrant Agreement between Continental Stock Transfer & Trust Company and the Company (filed as Exhibit 4.4 to the Company's Registration
         Statement on Form S-1 (Reg. No. 33-65286))
  4.5+   Certificate of Designation evidencing shares of Preferred Stock (filed as Exhibit 4.5 to the Company's Annual Report on Form 10-K for the
         year ended December 31, 1995)
  4.6+   Form of Certificate evidencing shares of Preferred Stock (filed as
         Exhibit 4.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)
  4.7+   Form of Stock Purchase Warrant granted by Zydeco and Letter to holders from the Company (filed as Exhibit 4.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)
  4.8+   Form of Warrant Agreement by and among the Company and Brean Murray &
         Co., Inc. and Gaines, Berland Inc. (filed as Exhibit 4.8 to the
         Company's Registration Statement on Form S-1 (Reg. No. 333-27679))
 10.1+   Share Escrow Agreement between the Company and Continental Stock
         Transfer & Trust Company (filed as Exhibit 10.6 to the Company's
         Registration Statement on Form S-1 (Reg. No. 33-65286))
 10.2+   Warrant Agreement (filed as Exhibit 4.4 to the Company's Registration
         Statement on Form S-1 (Reg. No. 33-65286))
 10.3+   Zydeco 1995 Employee Stock Option Plan and form of letter to Optionees from the Company (filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)
 10.4+   Employment Agreement between Zydeco and Stephen W. Knecht (filed as
         Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)
 10.5+   Employment Agreement between Zydeco and John W. McTigue, Jr. (filed as
         Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)
 10.6+   Exploration Agreement between Zydeco and Lagniappe Exploration, Inc.
         (predecessor to Fortune Petroleum, Inc.) (filed as Exhibit 10.6 to the
         Company's Annual Report on Form 10-K for the year ended December 31,
         1995)
 10.7+   Farmout Agreement between Zydeco and Bois D'Arc Exploration (filed as
         Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)
 10.8+   Farmout Agreement between Zydeco, Fortune and Southern Gas Company of
         Delaware (filed as Exhibit 10.8 to the Company's Annual Report on Form
         10-K for the year ended December 31, 1995)
 10.9+   Option Agreement dated February 7, 1996, between the Company and
         Norman Neidell concerning certain Wave field Imaging Technology (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the
         three months ended March 31, 1996)

 EXHIBIT
   NO.                                 DESCRIPTION
 ------- ----------------------------------------------------------------------
 10.10+  Exploration Agreement between Zydeco Exploration, Inc. and Cheniere
         Energy Operating Co., Inc. (formerly FX Energy, Inc.) dated April 4,
         1996 (filed as Exhibit 10.10 to the Company's Quarterly Report on Form
         10-Q for the three months ended June 30, 1996)
 10.11+  Master Geophysical Data Acquisition Agreement dated June 12, 1996,
         (executed August 5, 1996) between Zydeco Exploration, Inc. and Grant
         Geophysical, Inc. (filed as Exhibit 10.11 to the Company's Quarterly
         Report on Form 10-Q for the three months ended September 30, 1996)
 10.12+  Second Amendment to the Exploration Agreement between Zydeco
         Exploration, Inc. and Cheniere Energy Operating Co., Inc. (formerly FX
         Energy, Inc.) dated August 5, 1996 (filed as Exhibit 10.12 to the
         Company's Quarterly Report on Form 10-Q for the three months ended
         September 30, 1996)
 10.13+  Third Amendment to the Exploration Agreement between Zydeco
         Exploration, Inc. and Cheniere Energy Operating Co., Inc. (formerly FX
         Energy, Inc.) dated October 31, 1996 (filed as Exhibit 10.13 to the
         Company's Quarterly Report on Form 10-Q for the three months ended
         September 30, 1996)
 10.14+  Fourth Amendment to the Exploration Agreement between Zydeco
         Exploration, Inc. and Cheniere Energy Operating Co., Inc. (formerly FX
         Energy, Inc.) dated November 29, 1996 (filed as Exhibit 11.1 to the
         Company's Annual Report on Form 10-K for the year ended December 31,
         1996)
 10.15+  Master Geophysical Data Acquisition Agreement dated March 14, 1997, between Zydeco Exploration, Inc. and Grant Geophysical, Inc. (filed as
         Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the
         three months ended March 31, 1997)
 10.16+  1996 Incentive Equity Plan (filed on May 20, 1997, as Exhibit 99.1 to the Company's Registration Statement on Form S-8)
 10.17+  1996 Non-employee Directors Stock Option Plan (filed on May 20, 1997, as Exhibit 99.1 to the Company's Registration Statement on Form S-8)
 10.18+  Agreement and Plan of Merger dated July 1, 1997, by and between the
         Company, Wavefield Image, Inc. and certain stockholders of Wavefield
         Image, Inc. (filed on May 20, 1997, as Exhibit 99.1 to the Company's
         Registration Statement on Form S-8)
 10.19+  Employment Agreement between Zydeco Energy, Inc. and Norman S. Neidell
         (filed on May 20, 1997, as Exhibit 99.1 to the Company's Registration
         Statement on Form S-8)
 10.20+  Fifth Amendment to the Exploration Agreement between Zydeco
         Exploration, Inc. and Cheniere Energy Operating Co., Inc. (formerly FX
         Energy, Inc.) dated April 28, 1997 (filed on May 20, 1997, as Exhibit
         99.1 to the Company's Registration Statement on Form S-8)
 10.21+  Sixth Amendment to the Exploration Agreement between Zydeco
         Exploration, Inc. and Cheniere Energy Operating Co., Inc. (formerly FX
         Energy, Inc.) dated July 21, 1997 (filed on May 20, 1997, as Exhibit
         99.1 to the Company's Registration Statement on Form S-8)
 10.22+  Seventh Amendment to the Exploration Agreement between Zydeco
         Exploration, Inc. and Cheniere Energy Operating Co., Inc. (formerly FX
         Energy, Inc.) dated August 28, 1997 (filed as Exhibit 10.22 to the
         Company's Quarterly Report on Form 10-Q for the three months ended
         September 30, 1997)
 10.23   Eighth Amendment to the Exploration Agreement between Zydeco
         Exploration, Inc. and Cheniere Energy, Inc. (formerly FX Energy, Inc.)
         dated October 30, 1997.
 11.1    Computation of per share earnings
 21.1    List of Subsidiaries
 23.1    Consent of Arthur Andersen LLP
 23.2    Consent of Ryder Scott Company
 27      Financial Data Schedule

--------
+ Incorporated herein by reference to the indicated filing.