Form 10-Q
period 1998-03-31
ZYDECO ENERGY INC
filed 1998-05-14
CIK 908246

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

             [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1998

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

                          Yes [X]             No [ ]

     As of May 5, 1998, there were 10,357,096 shares of Zydeco Energy, Inc. Common Stock, $.001 par value, issued and outstanding.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                        Page
                                                                       Number
                                                                       ------
Part I.  Financial Information

         Item 1.  Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets..................   3

                  Condensed Consolidated Statements of Operations........   4

                  Condensed Consolidated Statements of Cash Flows........   5

                  Notes to Condensed Consolidated Financial Statements...   6

          Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations....................   7

Part II.  Other Information and Signatures

          Items 1. to 6..................................................  11

          Signatures.....................................................  12

PART I. - FINANCIAL INFORMATION

ITEM 1.

                     ZYDECO ENERGY, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)


                                             MARCH 31, 1998  DECEMBER 31, 1997
                                             --------------  -----------------
              ASSETS

CURRENT ASSETS
  Cash and Cash Equivalents                   $  9,977,888     $ 12,200,306
  Receivables                                      633,184          254,481
  Prepaid Expenses and Other Assets                751,604        1,028,515
                                              ------------     ------------
    TOTAL CURRENT ASSETS                        11,362,676       13,483,302

Oil & Gas Properties, using successful
 efforts method of accounting
  Proved Properties                                334,972          334,972
  Unproved Properties                              418,801           27,600
Equipment and Software, at cost                  2,276,551        2,254,139
                                              ------------     ------------
                                                 3,030,324        2,616,711
Less: Accumulated Depreciation, Depletion
 and Amortization                               (1,802,447)      (1,667,021)
                                              ------------     ------------
                                                 1,227,877          949,690
                                              ------------     ------------
Investment in Wavefield Imaging Technology         925,961          933,409
Operating Bond and Other Assets                    311,942          310,049
                                              ------------     ------------
TOTAL ASSETS                                  $ 13,828,456     $ 15,676,450
                                              ============     ============

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                            $    133,106     $    436,941
  Accrued Liabilities                              111,154           52,541
                                              ------------     ------------
    TOTAL CURRENT LIABILITIES                      224,260          489,482
                                              ------------     ------------

STOCKHOLDERS' EQUITY
  Common Stock, Par Value $.001 Per Share;
   50,000,000 Shares Authorized; 11,338,351
   and 11,318,351 Shares Issued; 10,357,096
   and 10,537,096 Shares Outstanding
   Respectively                                     11,338           11,318
  Additional Paid-In Capital                    24,531,668       24,499,688
  Accumulated Deficit                          (10,522,558)      (9,316,786)
  Less: Treasury Stock, at Cost; 981,255
   and 781,255 Shares at March 31, 1998 and
   December 31, 1997, Respectively                (436,252)          (7,252)
                                              ------------     ------------
   TOTAL STOCKHOLDERS' EQUITY                   13,584,196       15,186,968
                                              ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 13,828,456     $ 15,676,450
                                              ============     ============


The accompanying notes are an integral part of these financial statements.

                     ZYDECO ENERGY, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                  Three Months Ended March 31,
                                                  -----------------------------
                                                     1998               1997
                                                  -----------        ----------
REVENUES
  Oil and Gas Sales                               $   124,140        $  373,994
                                                  -----------        ----------
                                                      124,140           373,994

EXPENSES
  Exploration                                         664,501           460,688
  Production                                            4,824             5,690
  Research and Development                            121,025                 -
  Depreciation, Depletion and Amortization            149,183           168,643
  General and Administrative                          529,234           356,121
                                                   ----------        ----------
                                                    1,468,767           991,142
                                                  -----------        ----------

OPERATING LOSS                                     (1,344,627)         (617,148)

OTHER INCOME (EXPENSE)
  Interest Income and Expense, net                    138,853            51,531
                                                  -----------        ----------
                                                      138,853            51,531
                                                  -----------        ----------
NET LOSS                                          $(1,205,774)       $ (565,617)
                                                  ===========        ==========

PER COMMON SHARE -
  WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING (BASIC AND DILUTED)                 10,389,139         6,593,648
                                                  ===========        ==========
NET LOSS PER COMMON SHARE (BASIC AND DILUTED)     $     (0.12)       $    (0.09)
                                                  ===========        ==========


The accompanying notes are an integral part of these financial statements.

                     ZYDECO ENERGY, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)


                                                                   Three Months Ended March 31,
                                                               --------------------------------------
                                                                     1998                1997
                                                               -----------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                    $     (1,205,772)   $        (565,617)
   Adjustments to Reconcile Net Loss to Net Cash
      Provided by (Used in) Operating Activities:
        Depreciation, Depletion and Amortization                        149,183              168,643
        Exploration Costs                                               664,501              460,688
        Changes in Operating Assets and Liabilities                     102,191             (128,564)
                                                               ----------------    -----------------
      Net Cash Used in Operating Activities                            (289,897)             (64,850)
                                                               ----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net Change in Exploration Obligations/Receivables           $       (232,178)   $         593,780
   Exploration Costs                                                   (567,414)            (460,688)
   Proceeds from (Investment in) Marketable Securities                        -             (416,901)
   Purchases of Equipment and Software                                 (340,130)            (111,438)
   Additions to Oil and Gas Properties                                 (391,201)              (1,688)
   Other                                                                 (1,756)             (17,970)
                                                               ----------------    -----------------
   Net Cash Used in Investing Activities                             (1,532,679)            (414,905)
                                                               ----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Acquisition of Treasury Stock                               $       (429,000)   $               -
   Other                                                                 29,158              (44,837)
                                                               ----------------    -----------------
   Net Cash Used in Financing Activities                               (399,842)             (44,837)
                                                               ----------------    -----------------

Net Decrease in Cash and Cash Equivalents                      $     (2,222,418)   $        (524,592)

Cash and Cash Equivalents at Beginning of Period                     12,200,306            6,906,650
                                                               ----------------    -----------------

Cash and Cash Equivalents at End of Period                     $      9,977,888   $        6,382,058
                                                               ================   ==================

Cash Paid During the Period for:
   Interest                                                    $              -   $            6,388
   Income Taxes                                                $              -   $                -

The accompanying notes are an integral part of these financial statements.

                      ZYDECO ENERGY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. PREPARATION OF INTERIM FINANCIAL STATEMENTS.

  The accompanying unaudited condensed consolidated financial statements of Zydeco Energy, Inc. and its wholly owned subsidiaries have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of March 31, 1998 and December 31, 1997 and the results of operations and cash flows for the three-month periods ended March 31, 1998 and 1997 have been included. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. Interim period results are not necessarily indicative of the results to be achieved for an entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. As used herein, unless the context indicates otherwise, the term "Company" refers to Zydeco Energy, Inc. and its wholly owned subsidiaries.

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

  Reclassifications. Certain reclassifications of prior period amounts have been made to conform to current presentation.

  Forward-looking Statements. When used in this document, the words "anticipate", "believe", "expect", "estimate", "project" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated or projected.

2. CHENIERE LITIGATION

  On April 17, 1998, Zydeco Exploration, Inc., a wholly owned subsidiary of the Company, filed a petition with the American Arbitration Association for arbitration in order to resolve certain disputes that arose with Cheniere Energy, Inc. ("Cheniere"). Cheniere is a party to an exploration agreement with Zydeco Exploration, Inc. covering the Company's West Cameron Seismic Project, located in western Cameron Parish, Louisiana. Under this exploration agreement, Cheniere may receive up to 50% interest in leases acquired in the project area by the Company provided it meets certain funding obligations, including payment of certain seismic costs and its share of leasehold acquisition costs. The filing of the petition seeks to resolve differences over the scope of pre-drilling activities that Cheniere can conduct within the Project Area. The Company is also seeking to limit the dissemination by Cheniere of confidential seismic data covering the Project Area and to resolve recent cost reimbursement disputes.

  On April 22, 1998, Zydeco Energy, Inc. and Zydeco Exploration, Inc. (collectively "Zydeco"), initiated a civil suit in state district court in Harris County, Texas against two individuals who are parties to confidentiality agreements with Zydeco and who currently are employees of Cheniere. Through this litigation, Zydeco sought and obtained a Temporary Restraining Order on April 22, 1998, engaging the individuals from breaking the terms of their confidentiality agreements with Zydeco. Cheniere intervened in the litigation on April 27, 1998. On May 4, 1998, Zydeco, Cheniere and the two individuals agreed to the filing of an Agreed Temporary Injunction, pending ultimate resolution of the disputes that exist between such parties through the arbitration proceedings mentioned above.

3. ACQUISITION OF TREASURY SHARES

  On January 15, 1998, the Company executed a termination agreement with a former employee of the Company. Pursuant to the terms of the termination agreement, the Company purchased 200,000 shares of the Company's common stock at the then current price of $2.125 per share from a trust established for the benefit of the former employee's descendants and assigned to the former employee a 1/2% of 8/8ths overriding royalty interest in certain Company-owned non-productive leases. No overriding royalty interest was assigned to leases in connection with the Company's West Cameron Seismic Project.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

          Formed in December 1995, the Company is an independent oil and gas exploration company engaged in acquiring leases, drilling and producing reserves utilizing focused geologic concepts and advanced 3D seismic and computer-aided exploration (CAEX) technology, including enhanced structural and stratigraphic depth imaging and attribute analysis. The Company has developed comprehensive in-house technology, software and expertise enabling it to use the most recent advances in such 3D seismic and CAEX technology. Currently, the Company's efforts are focused primarily in the Louisiana Transition Zone, a narrow trend paralleling the coastline of Louisiana. This trend is approximately six miles wide (three miles on either side of the beach) and extends about 300 miles from the Sabine River eastward to the Mississippi River.

          During 1996, the Company negotiated seismic options covering approximately 37,000 gross acres (33,000 net acres) and secured other seismic permits covering approximately 171,000 gross acres (170,000 net acres) in the Louisiana Transition Zone. At the core of this project, named the West Cameron Seismic Project ("Project") was a 51,000-acre exclusive seismic permit obtained from the State of Louisiana. The Company commenced seismic data acquisition for this Project over approximately 230 square miles during the second half of 1996 and completed this phase in July 1997. The seismic processing and interpretive phase of this Project immediately commenced during mid 1997 and will continue during most of 1998. Pursuant to the terms of the State of Louisiana permit, the state is required to keep the information obtained from the survey confidential for a period of ten years. The Company nominated approximately 55,000 net acres for bid at State of Louisiana sales set for April and June 1998. In the April lease sale, the Company was awarded a lease of 328 acres and a participant in an exploration agreement covering this Project was awarded three oil and gas leases comprising 1,502 acres. The Company possesses rights to acquire fifty percent of the leases awarded to the other Project participant. The Company is continuing negotiations with several property owners for leasehold rights or drilling rights and is preparing for the State of Louisiana sale scheduled for June 1998. The Company intends to evaluate its participation in future federal and state competitive bid lease sales during 1998 and 1999.

     In April 1996, the Company executed the Cheniere Exploration Agreement with Cheniere Energy Operating Co., Inc. ("Cheniere"), formerly known as FX Energy, Inc., for the West Cameron Seismic Project, covering an area of land and waters in western Cameron Parish, Louisiana, including the area covered by the seismic permits described above. In exchange for earning a 50% interest, Cheniere agreed to fund the costs of seismic acquisition up to $13.5 million and 50% of such costs in excess of $13.5 million. Such costs include the purchase of seismic rights, the cost of lease options on the related onshore acreage of the West Cameron Seismic Project, the purchase of other 3D seismic data, and data acquisition and processing of a 3D seismic survey of the onshore and offshore areas. Cheniere may elect to discontinue Project funding under certain circumstances, in which case its interest would be reduced pro rata in relation to total Project costs. Pursuant to the terms of the Cheniere Exploration Agreement, the Company had incurred third party and processing costs in connection with the West Cameron Seismic Project aggregating approximately $20,499,179, net of interest earned of approximately $49,000 on the unused project funds and $46,000 for a reimbursement of seismic costs. Through March 31, 1998, Cheniere's and Zydeco's share of these costs under this agreement was approximately $16,921,028 and $3,578,151, respectively. The Company's portion of geological and geophysical costs is expensed as exploration expense. As of May 5, 1998, billings to Cheniere for their share of such costs amounted to $637,000 and have not been paid.

     On April 17, 1998, the Company filed a petition with the American Arbitration Association for arbitration in order to resolve certain disputes under the Cheniere Exploration Agreement, including project control during the pre-drilling phase, dissemination of confidential seismic data and cost reimbursement issues that arose with Cheniere. On April 22, 1998, Zydeco initiated a civil action in state district court in Harris County, Texas, against two individuals who are parties to confidentiality agreements with Zydeco and who are currently employed by Cheniere. Through this litigation, the Company sought and obtained a Temporary Restraining Order on April 22, 1998, enjoining the individuals from breaching the terms of their confidentiality agreements with the Company. On April 27, 1998, Cheniere Energy, Inc. intervened in the state district court litigation. On May 4, 1998, the Company, Cheniere and the two individuals agreed to the filing of an Agreed Temporary Injunction pending ultimate resolution of the disputes that exist between such parties through the arbitration proceedings. The Company believes that the arbitration hearings will commence during the 1998 second quarter.

     On July 1, 1997, the Company acquired all of the outstanding capital stock of Wavefield Image, Inc. ("Wavefield"), a privately held company that develops and licenses a seismic data processing technique known as Wavefield Imaging Technology. The Company is utilizing Wavefield Imaging Technology in its West Cameron Seismic Project pursuant to a license agreement entered in May 1996. Pursuant to the terms of the acquisition agreement between the Company and the shareholders of Wavefield, the Company issued 100,000 shares of the Company's common stock at closing to the shareholders of Wavefield and an additional 150,000 shares of such stock to the former Wavefield shareholders in connection with the issuance of a patent on the Wavefield Imaging Technology by the United States Patent and Trademark Office. In connection with the issuance of Common Stock, the Company recorded an investment in the Wavefield Imaging Technology of about $950,000 based on the prices of the Company's Common Stock on July 1, 1997, and December 2, 1997, the date of the patent issuance. The Company is amortizing this investment over approximately 19 years (the life of the patent received).

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

     The Company recorded a loss of $1,205,774, or $.12 per share, for the three months ended March 31, 1998 compared to a loss of $565,617 or $.09 per share, in the three months ended March 31, 1997. The increase in the loss is primarily due to increases in geological and geophysical expenses, research and development expenses, and general and administrative expenses as well as a decrease in oil and gas revenues.

     Exploration expenses increased from $460,688 in the 1997 first quarter to $664,501 in the comparable 1998 period primarily due to the Company's participation under the Cheniere Exploration Agreement governing activities on the West Cameron Seismic Project. The Company's 50% share of costs directly attributable to this project amounted to $453,743 in the 1998 first quarter.
The Company had no comparable exploration expense in the 1997 first quarter because, pursuant to the terms of such agreement, Cheniere paid all of this project's costs in that quarter. The Company incurred $121,025 in research and development expenses during the 1998 first quarter. Because the company commenced a research and development program in mid 1997, it had no comparable research and development expense in the first three months of 1997. General and administrative expenses rose $173,113 from $356,121 in the 1997 first quarter to $529,234 in the comparable 1998 period mostly due to additional personnel costs. The Company expects that its current level of exploration, general and administrative, and research and development expenses will continue into the near future. However, because the Company utilizes the successful efforts method of accounting, exploration expenses typically vary materially from period to period based upon exploration program activities, the Company's cost participation and other factors.

     Total revenues decreased from $373,994 in the three months ended March 31, 1997 to $124,140 in the comparable 1998 period due mostly to a 52% decline in gas sales volumes and an 85% decline in oil sales volumes. While gas sales volumes fell from 103,241 thousand cubic feet ("MCF") in the 1997 first quarter to 49,831 MCF in the comparable 1998 period, oil sales volumes fell from 3,280 barrels to 498 barrels in the respective periods. The decline in such sales volumes is attributable to natural production declines for the two producing wells in which the Company has interests. Although it expects that the production rates of these wells will continue to decline during the near term, the Company cannot ascertain whether the rate of decline experienced from the 1997 first quarter to the 1998 first quarter will continue throughout 1998. In addition, the Company has not assigned any proved oil and gas reserves to one of these wells.

     During the three-month periods ended March 31, 1998 and 1997, the Company did not record any gains or losses from the sales of properties. Because the Company will continue to develop and then sell some portion or all of its interest in prospects to other industry participants, the Company will from time to time record gains or losses for these transactions. However, the timing of such sales and the extent of their gain or loss are due to a number of factors such as, but not limited to, the timing and cost of lease acquisitions, the availability of leaseholds in particular prospect areas and market conditions, both generally and in the oil and gas industry, at the time of sale.

     The increase in the net loss per share from $.09 in the 1997 first quarter to $.12 in the comparable 1998 period was also affected by an increase in the weighted average number of the Company's Common Shares (basic and diluted) due to the issuance of 3,680,000 shares in the Offering in August 1997 and the acquisition of 200,000 treasury shares in January 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has generated funds from public and private equity offerings, cash flow from the Company's operations, and cash payments made to it under exploration agreements. The Company may use its cash for any general corporate purposes except for the funds advanced under such exploration agreements, which are committed to the project operations for which they were intended. Sources of funds include approximately $24.1 million from the sale of securities in 1993, 1994, 1995 and 1997; $21.2 million in advances under exploration agreements in 1995, 1996, 1997 and the three months ended March 31, 1998. The Company does not currently hold any funds advanced under either the Fortune Exploration Agreement or the Cheniere Exploration Agreement.

     The Company expects that capital needs for the remainder of 1998 will be satisfied through cash on hand of approximately $10.0 million at March 31, 1998, and cash expected to be made available under the Cheniere Exploration Agreement. However, the total amount of expenditures is unknown at this time due to factors such as, but not limited to, leasehold availability, lease terms of potential leaseholds which may yet be negotiated or bid on in lease sales, future potential operations proposed under the terms of operating or other agreements to which the Company is a participant or may become a participant and the timing of expenditures related to the performance of these activities. The Company's ability to access additional capital will also depend on a number of factors including its success in acquiring oil and gas leaseholds, attracting industry participants to participate in the exploration of and sharing of costs of such leaseholds and finding commercially productive hydrocarbon deposits. The Company does not presently maintain any credit facilities.

     The Company expects to use its available cash to acquire leases and develop potential prospects in the West Cameron Seismic Project area and for other general corporate purposes. The Company's share of the budgeted costs could increase if Cheniere discontinues its share of funding of the West Cameron Seismic Project costs or elects not to participate in any or all of the potential prospects. There is no assurance that Cheniere will continue to fund its full share of costs under the Cheniere Exploration Agreement. As of May 5, 1998, billings to Cheniere amounting to $637,000 have not been paid. In addition, on April 17, 1998, the Company filed a petition with the American Arbitration Association for arbitration in order to resolve certain disputes, including cost reimbursement issues that have arisen with Cheniere. The Company believes that the arbitration hearings will commence during the 1998 second quarter. The Company expects to incur and expense legal and other costs of the arbitration and related litigation during the second and third quarters of 1998. Such additional costs and other capital needs may be funded from available cash of the Company, the issuance of additional equity securities, including the exercise of outstanding warrants and options on the Company's common stock, securing additional industry participants, or the sale of interests in prospects, if any, identified in the Company's projects. The Company anticipates that it may sell an interest in the West Cameron Seismic Project as a whole for the exploration and development of potential prospects, or may seek to develop its potential prospects, if any, in the West Cameron Seismic Project by selling interests in individual prospects or groups of prospects. In the future, in the event the Company increases oil and gas production through the successful completion of oil and gas wells, the Company may consider obtaining a credit facility. There can be no assurance that the Company will be successful in securing additional participants, additional project financing or credit financing.

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

     The Company has incurred net losses and negative cash flows from operations since its inception in 1994. The Company does not expect to generate operating cash flow or net income in 1998 unless it sells substantial interests in prospects generated from the West Cameron Seismic Project or interests in such project. The Company contemplates that the sale of such interests would include prospect development commitments and financing provided by the purchasers coupled with retained interests and back-in rights to the Company, and additional cash consideration to the Company for recoupment of costs incurred in identifying such prospective interests. As generally required by the successful efforts method of accounting, the Company has expensed all of its geological and geophysical costs in the West Cameron Seismic Project as of March 31, 1998, and accordingly, payments for the recoupment of such non-capitalized costs would be treated as revenue to the Company. There can be no assurance that the Company will be successful in the selling of significant interests or in receiving payments for the recoupment of the Company's costs incurred to date on this project.

     The Company currently maintains a $300,000 bond required to hold its present federal oil and gas leases. A United States Treasury Note collateralizes this bond. In the event that the Company would act as operator on a federal offshore lease or is otherwise required to increase its bonding by federal or state authorities, significant amounts of capital may be required for additional collateral to satisfy bonding requirements.

     The Company is unaware of any possible exposure from actual or potential claims or lawsuits involving environmental matters. As such, no liability is accrued at March 31, 1998.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.

     On April 17, 1998, Zydeco Exploration, Inc., a wholly owned subsidiary of the Company, filed a petition with the American Arbitration Association for arbitration in order to resolve certain disputes that arose with Cheniere Energy, Inc. ("Cheniere"). Cheniere is a party to an Exploration Agreement with Zydeco Exploration, Inc. covering the Company's West Cameron Seismic Project, located in western Cameron Parish, Louisiana. Under the Exploration Agreement, Cheniere may receive up to 50% interest in leases acquired in the project area by the Company provided it meets certain funding obligations, including payment of certain seismic costs and its share of leasehold acquisition costs. The filing of the petition seeks to resolve differences over the scope of pre-drilling activities that Cheniere can conduct within the Project Area. The Company is also seeking to limit the dissemination by Cheniere of confidential seismic data covering the Project Area and to resolve recent cost reimbursement disputes.

     On April 22, 1998, Zydeco Energy, Inc. and Zydeco Exploration, Inc. (collectively "Zydeco"), initiated a civil suit in state district court in Harris County, Texas against two individuals who are parties to confidentiality agreements with Zydeco and who currently are employees of Cheniere. Through this litigation, Zydeco sought and obtained a Temporary Restraining Order on April 22, 1998, engaging the individuals from breaking the terms of their confidentiality agreements with Zydeco. Thereafter, Cheniere intervened in the litigation on April 27, 1998. On May 4, 1998, Zydeco, Cheniere and the two individuals agreed to the filing of an Agreed Temporary Injunction, pending ultimate resolution of the disputes that exist between such parties through the arbitration proceedings mentioned above.

Items 2, 3, 4, and 5 for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Item 6.

(a)  Exhibits.
       Exhibit 27       Financial Data Schedule (follows signature page).

(b)  Report on Form 8-K.
       None

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ZYDECO ENERGY, INC.


                              /s/ John Misitigh
                              --------------------------------------------------
                              John Misitigh
                              Controller, Chief Accounting Officer and Secretary (Duly Authorized and Principal Financial Officer)



Dated:  May 13, 1998