Form 10-Q
period 1998-06-30
ZYDECO ENERGY INC
filed 1998-08-04
CIK 908246

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

            [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended June 30, 1998

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

     Yes _X_         No ___


  As of July 31, 1998, there were 10,357,096 shares of Zydeco Energy, Inc. Common Stock, $.001 par value, issued and outstanding.

================================================================================

                                   FORM 10-Q


                               TABLE OF CONTENTS


                                                                           Page
                                                                          Number
                                                                          ------
Part I.  Financial Information


         Item 1.  Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets......................  3

                  Condensed Consolidated Statements of Operations............  4

                  Condensed Consolidated Statements of Cash Flows............  5

                  Notes to Condensed Consolidated Financial Statements.......  6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations........................  7

Part II. Other Information and Signatures

         Items 1. to 6. ..................................................... 13

         Signatures.......................................................... 15

PART I.-FINANCIAL INFORMATION

ITEM 1.

                     ZYDECO ENERGY, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)



                                                                             June 30, 1998         December 31, 1997
                                                                         ----------------------  ----------------------
                                 ASSETS
Current Assets
   Cash and Cash Equivalents                                                       $ 3,535,586            $ 12,200,306
   Receivables                                                                         843,541                 254,481
   Prepaid Expenses and Other Assets                                                   467,398               1,028,515
                                                                         ----------------------  ----------------------
      Total Current Assets                                                           4,846,525              13,483,302
                                                                         ----------------------  ----------------------

Oil & Gas Properties, using successful efforts method of accounting
   Proved Properties                                                                   334,972                 334,972
   Unproved Properties                                                               5,718,574                  27,600
Equipment and Software, at cost                                                      2,349,978               2,254,139
                                                                         ----------------------  ----------------------
                                                                                     8,403,524               2,616,711
Less:  Accumulated Depreciation, Depletion and Amortization                         (1,913,934)             (1,667,021)
                                                                         ----------------------  ----------------------
                                                                                     6,489,590                 949,690
                                                                         ----------------------  ----------------------
Investment in Wavefield Imaging Technology                                             915,841                 933,409
Operating Bond and Other Assets                                                        321,852                 310,049
                                                                         ----------------------  ----------------------

TOTAL ASSETS                                                                      $ 12,573,808            $ 15,676,450
                                                                         ======================  ======================

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts Payable                                                               $    275,170            $    436,941
   Accrued Liabilities                                                                 121,616                  52,541
                                                                         ----------------------  ----------------------
      Total Current Liabilities                                                        396,786                 489,482
                                                                         ----------------------  ----------------------

Stockholders' Equity
   Common Stock, Par Value $.001 Per Share; 50,000,000 Shares
      Authorized; 11,338,351 and 11,318,351 Shares Issued; 10,357,096
      and 10,537,096 Shares Outstanding, Respectively                                   11,338                  11,318
   Additional Paid-In Capital                                                       24,531,668              24,499,688
   Accumulated Deficit                                                             (11,929,732)             (9,316,786)
   Less:  Treasury Stock, at Cost; 981,255
       and 781,225 Shares, Respectively                                               (436,252)                 (7,252)
                                                                         ----------------------  ----------------------
      Total Stockholders' Equity                                                    12,177,022              15,186,968
                                                                         ----------------------  ----------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 12,573,808            $ 15,676,450
                                                                         ======================  ======================

  The accompanying notes are an integral part of these financial statements.

                     ZYDECO ENERGY, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)




                                                     Three Months Ended June 30,                Six Months Ended June 30,
                                                --------------------------------------     -------------------------------------
                                                      1998                1997                   1998                1997
                                                ------------------  ------------------     -----------------   -----------------
REVENUES
   Oil and Gas Sales                                    $ 113,506           $ 257,329            $  237,646           $ 631,323
                                                     ------------       -------------         -------------       -------------
                                                          113,506             257,329               237,646             631,323

EXPENSES
   Exploration                                            616,019           1,402,979             1,280,520           1,863,668
   Production                                               4,807               3,735                 9,631               9,424
   Research and Development                                97,282                   -               218,307                   -
   Depreciation, Depletion and Amortization               125,245             148,050               274,428             316,693
   General and Administrative                             775,148             448,768             1,304,382             804,889
                                                     ------------       -------------         -------------       -------------
                                                        1,618,501           2,003,532             3,087,268           2,994,674
                                                     ------------       -------------         -------------       -------------

OPERATING LOSS                                         (1,504,995)         (1,746,203)           (2,849,622)         (2,363,351)

OTHER INCOME (EXPENSE)
   Interest Income and Expense, net                        97,823              44,803               236,676              96,334
                                                     ------------       -------------         -------------       -------------
                                                           97,823              44,803               236,676              96,334
                                                     ------------       -------------         -------------       -------------

NET LOSS                                             $ (1,407,172)      $  (1,701,400)        $  (2,612,946)      $  (2,267,017)
                                                     ============       =============         =============       =============


PER COMMON SHARE -
   WEIGHTED AVERAGE NUMBER OF COMMON SHARES
      OUTSTANDING (BASIC AND DILUTED)                  10,357,096            6,605,439            10,373,117           6,599,543
                                                    =============        =============         =============       =============

NET LOSS PER COMMON SHARE
   (BASIC AND DILUTED)                                    $ (0.14)             $ (0.26)              $ (0.25)            $ (0.34)
                                                     =============       =============         =============       =============

  The accompanying notes are an integral part of these financial statements.

                     ZYDECO ENERGY, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)



                                                                     Six Months Ended June 30
                                                               --------------------------------------
                                                                     1998                1997
                                                               -----------------   ------------------
Cash Flows from Operating Activities:
   Net Loss                                                        $ (2,612,946)        $ (2,267,017)
   Adjustments to Reconcile Net Loss to Net Cash
      Provided by (Used in) Operating Activities:
        Depreciation, Depletion and Amortization                        274,428              316,693
        Exploration Costs                                               664,501            1,863,668
        Changes in Operating Assets and Liabilities                     216,724              112,768
                                                                   ------------         ------------
      Net Cash Used in Operating Activities                          (1,457,293)              26,112
                                                                   ------------         ------------

Cash Flows from Investing Activities:
   Net Change in Exploration Obligations/Receivables                 $ (323,744)        $ (1,707,306)
   Exploration Costs                                                   (424,229)            (868,668)
   Proceeds from (Investment in) Marketable Securities                        -              845,852
   Purchases of Equipment and Software                                 (394,080)            (165,666)
   Additions to Oil and Gas Properties                               (5,657,797)              (1,688)
   Distributions to exploration partner                                       -           (2,171,615)
   Other                                                                 (7,735)                   -
                                                                   ------------         ------------
   Net Cash Used in Investing Activities                             (6,807,585)          (4,069,091)
                                                                   ------------         ------------

Cash Flows from Financing Activities:
   Acquisition of Treasury Stock                                     $ (429,000)         $         -
   Other                                                                 29,158             (105,139)
                                                                   ------------         ------------
   Net Cash Used in Financing Activities                               (399,842)            (105,139)
                                                                   ------------         ------------

Net Increase in Cash and Cash Equivalents                          $ (8,664,720)        $ (4,148,118)

Cash and Cash Equivalents at Beginning of Period                     12,200,306            6,906,650
                                                                   ------------         ------------

Cash and Cash Equivalents at End of Period                         $  3,535,586         $  2,758,532
                                                                   ============         ============

Cash Paid During the Period for:
   Interest                                                        $          -         $     10,740
   Income Taxes                                                    $          -         $          -


  The accompanying notes are an integral part of these financial statements.

                      ZYDECO ENERGY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


1. PREPARATION OF INTERIM FINANCIAL STATEMENTS.


  The accompanying unaudited condensed consolidated financial statements of Zydeco Energy, Inc. and its wholly owned subsidiaries have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position as of June 30, 1998 and December 31, 1997, the results of operations for the three month and six month periods ended June 30, 1998 and 1997 and the statements of cash flows for the six month periods then ended have been included. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. Interim period results are not necessarily indicative of the results to be achieved for an entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. As used herein, unless the context indicates otherwise, the term "Company" refers to Zydeco Energy, Inc. and its wholly owned subsidiaries.

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

2. CHENIERE LITIGATION

  On April 17, 1998, Zydeco Exploration, Inc., a wholly owned subsidiary of the Company, filed a petition with the American Arbitration Association for arbitration in order to resolve certain contract disputes that arose with Cheniere Energy, Inc. and Cheniere Energy Operating Co., Inc. ("Cheniere"). Cheniere is a party to an exploration agreement with Zydeco Exploration, Inc. covering the Company's West Cameron Seismic Project, located in western Cameron Parish, Louisiana. Under this exploration agreement, Cheniere may receive up to 50% interest in leases acquired in the project area by the Company provided it meets certain funding obligations, including payment of certain seismic costs and its share of leasehold acquisition costs. The arbitration claim seeks to resolve differences over Cheniere's funding obligations, the parties' current ownership interests in various leases and prospects, the scope of pre-drilling activities that Cheniere can conduct within the Project Area, the dissemination by Cheniere of confidential seismic data covering the Project Area, and other related issues. Cheniere has filed a counterclaim in the arbitration action, and the pleadings have been amended to include Zydeco Energy, Inc., as well as Zydeco Exploration, Inc. The parties are seeking conflicting declaratory and injunctive relief and damages from each other. The arbitration is scheduled for a final hearing beginning on October 19, 1998 before a panel of three arbitrators, and the Company estimates that the case will require ten days of hearing time. Pursuant to the terms of the exploration agreement, the arbitration panel's decision will be binding and conclusive.

  On April 22, 1998, Zydeco Energy, Inc. and Zydeco Exploration, Inc. (collectively "Zydeco") initiated a civil suit in state district court in Harris County, Texas against two individuals who are parties to confidentiality agreements with Zydeco and who currently are employees of Cheniere. In this suit, Zydeco sought and obtained a Temporary Restraining Order on April 22, 1998, restraining the individuals from breaching the terms of their confidentiality agreements with Zydeco. Cheniere intervened in the litigation on April 27, 1998. On May 4, 1998, Zydeco, Cheniere and the two individuals agreed to the entry of an Agreed Temporary Injunction. The Agreed Temporary Injunction expired on June 15, 1998, and the dispute which led to the filing of this civil suit has been included in the arbitration action by agreement of the parties, and will be resolved in that forum.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  Formed in December 1995 as the result of a merger, the Company is an independent oil and gas exploration company engaged in acquiring leases, drilling and producing reserves utilizing focused geologic concepts and advanced 3D seismic and computer-aided exploration (CAEX) technology, including enhanced structural and stratigraphic depth imaging and attribute analysis. The Company has developed comprehensive in-house technology, software and expertise enabling it to use the most recent advances in such 3D seismic and CAEX technology. Currently, the Company's efforts are focused primarily in the Louisiana Transition Zone, a narrow trend paralleling the coastline of Louisiana. This trend is approximately six miles wide (three miles on either side of the beach) and extends about 300 miles from the Sabine River eastward to the Mississippi River.

  During 1996, the Company negotiated seismic options covering approximately 37,000 gross acres (33,000 net acres) and secured other seismic permits covering approximately 171,000 gross acres (170,000 net acres) in the Louisiana Transition Zone. At the core of this project, named the West Cameron Seismic Project ("Project") was a 51,000-acre exclusive seismic permit obtained from the State of Louisiana. The Company commenced seismic data acquisition for this Project over approximately 230 square miles during the second half of 1996 and completed this phase in July 1997. The seismic processing and interpretive phase of this Project immediately commenced during mid 1997 and will continue during most of 1998. Pursuant to the terms of the State of Louisiana permit, the state is required to keep the information obtained from the survey confidential for a period of ten years. Through three State of Louisiana lease sales, private land negotiations and a Federal lease sale, the Company has acquired more than 12,000 gross acres. Currently, the Company is continuing negotiations with several property owners for leasehold rights or drilling rights and is preparing for State of Louisiana lease sales scheduled during the second half of 1998. The Company intends to evaluate its participation in future federal and state competitive bid lease sales on a continuing basis.

  In April 1996, the Company executed the Cheniere Exploration Agreement with Cheniere Energy Operating Co., Inc. ("Cheniere"), formerly known as FX Energy, Inc., for the West Cameron Seismic

Project, covering an area of land and waters in western Cameron Parish, Louisiana, including the area covered by the seismic permits described above. In exchange for earning a 50% interest, Cheniere agreed to fund the costs of seismic acquisition up to $13.5 million and 50% of such costs in excess of $13.5 million. Such costs include the purchase of seismic permits, the cost of lease options on the related onshore acreage of the West Cameron Seismic Project, the purchase of other 3D seismic data, and data acquisition, processing and interpretations of a 3D seismic survey of the onshore and offshore areas. Cheniere may elect to discontinue Project funding under certain circumstances, in which case its interest would be reduced pro rata in relation to total Project costs. Pursuant to the terms of the Cheniere Exploration Agreement, as of June 30, 1998 the Company had incurred third party and processing costs in connection with the West Cameron Seismic Project aggregating approximately $20,992,377, net of certain reimbursements amounting to $95,184. Cheniere's and Zydeco's share of these costs under this agreement was approximately $17,198,791 and $3,793,586, respectively. The Company's portion of geological and geophysical costs is expensed as exploration expense. As of July 31, 1998, billings to Cheniere for their share of such costs amounting to $813,386 have not been paid and are included in accounts receivable. Of this total amount, billings amounting to $583,946 have been outstanding more than 90 days.

  On April 17, 1998, the Company filed a petition with the American Arbitration Association for arbitration in order to resolve certain contract disputes under the Cheniere Exploration Agreement, including funding obligations, the parties' current ownership interests in various leases and prospects, the scope of pre-drilling activities that Cheniere can conduct within the Project Area, the dissemination by Cheniere of confidential seismic data covering the Project Area, and other related issues. The parties are seeking conflicting declaratory and injunctive relief and damages from each other. The arbitration is scheduled for a final hearing beginning on October 19, 1998 before a panel of three arbitrators, and the Company estimates that the case will require ten days of hearing time. On April 22, 1998, Zydeco initiated a civil action in state district court in Harris County, Texas, against two individuals who are parties to confidentiality agreements with Zydeco and who are currently employed by Cheniere. In this suit, the Company sought and obtained a Temporary Restraining Order on April 22, 1998, enjoining the individuals from breaching the terms of their confidentiality agreements with the Company. On April 27, 1998, Cheniere Energy, Inc. intervened in the state district court litigation. On May 4, 1998, the Company, Cheniere and the two individuals agreed to the filing of an Agreed Temporary Injunction. The Agreed Temporary Injunction expired on June 15, 1998, and the dispute which led to the filing of this civil suit has been included in the arbitration action by agreement of the parties, and will be resolved in that forum.

  On July 1, 1997, the Company acquired all of the outstanding capital stock of Wavefield Image, Inc. ("Wavefield"), a privately held company that develops and licenses a seismic data processing technique known as Wavefield Imaging Technology. The Company is utilizing Wavefield Imaging Technology in its West Cameron Seismic Project pursuant to a license agreement executed in May 1996. Pursuant to the terms of the acquisition agreement between the Company and the shareholders of Wavefield, the Company issued 100,000 shares of the Company's common stock at closing to the shareholders of Wavefield and an additional 150,000 shares of such stock to the former Wavefield shareholders in connection with the issuance of a patent on the Wavefield Imaging Technology by the United States Patent and Trademark Office. In connection with the issuance of Common Stock, the Company recorded an investment in the Wavefield Imaging Technology of about $950,000 based on the prices of the Company's Common Stock on July 1, 1997, and December 2, 1997, the date of the patent issuance. The Company is amortizing this investment over approximately 19 years (the life of the patent received).

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

     The Company recorded a loss of $1,407,172, or $.14 per share, for the three months ended June 30, 1998 compared to a loss of $1,701,400, or $.26 per share, in the three months ended June 30, 1997. The decrease in the loss is primarily due to a decline in exploration expenses. However, this decline was partly offset by increases in general and administrative expenses, research and development expenses and a decrease in oil and gas revenues.

     Exploration expenses decreased from $1,402,979 in the 1997 second quarter to $616,019 in the comparable 1998 period primarily due to a decline in geological and geophysical costs associated with the West Cameron Seismic Project. During the 1998 second quarter, the Company incurred $215,524 in this project's seismic costs. Because the seismic acquisition phase of this project is substantially more expensive than the processing and interpretive phases and because such acquisition phase was completed during the 1997 third quarter, the Company's share of this project's seismic costs declined $779,625 from the 1997 second quarter. The Company incurred $97,282 in research and development expenses during the 1998 second quarter. Because the company commenced a research and development program in mid 1997, it had no comparable research and development expense for the three months ended June 30, 1997. General and administrative expenses rose $326,380 from $448,768 in the 1997 second quarter to $775,148 in the comparable 1998 period mostly due to legal costs associated with the Cheniere litigation and additional personnel costs. The Company expects that its current level of exploration, general and administrative, and research and development expenses will continue into the near future. However, because the Company utilizes the successful efforts method of accounting, exploration expenses typically vary materially from period to period based upon exploration program activities, the Company's cost participation and other factors.

     Total revenues decreased from $257,329 in the three months ended June 30, 1997 to $113,506 in the comparable 1998 period due mostly to a 52% decline in gas sales volumes and an 87% decline in oil sales volumes. Gas sales volumes fell from 95,695 thousand cubic feet ("MCF") in the 1997 second quarter to 45,619 MCF in the comparable 1998 period. In addition, oil sales volumes fell from 2,929 barrels ("Bbls") to 384 Bbls in the respective periods. The decline in such sales volumes is attributable to natural production declines for the two producing wells in which the Company has interests. Although it expects that the production rates of these wells will continue to decline during the near term, the Company cannot ascertain whether the rate of decline experienced from the 1997 second quarter to the comparable 1998 period will continue throughout 1998. In addition, the Company has not assigned any proved oil and gas reserves to one of these wells.

     During the three-month periods ended June 30, 1998 and 1997, the Company did not record any gains or losses from the sales of properties. Because the Company expects to continue the development and sale of some portion or all of its interest in prospects to other industry participants, the Company will from time to time record gains or losses for these transactions. However, the timing of such sales and the extent of their gain or loss are due to a number of factors such as, but not limited to, the timing and cost of lease acquisitions, the availability of leaseholds in particular prospect areas and market conditions, both generally and in the oil and gas industry, at the time of sale.

     The decrease in the net loss per share from $.26 in the 1997 second quarter to $.14 in the comparable 1998 period was also affected by an increase in the weighted average number of the

Company's Common Shares (basic and diluted) due to the issuance of 3,680,000 shares in the Offering in August 1997 and the acquisition of 200,000 treasury shares in January 1998.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

     For the six months ended June 30, 1998, the Company recorded a loss of $2,612,946, or $.25 per share, compared to a loss of $2,267,017, or $.34 per share, in the six months ended June 30, 1997. The increase in the loss is mostly due to increases in general and administrative expenses, research and development expenses and a decrease in oil and gas revenues.

     General and administrative expenses rose $499,493 from $804,889 in the first half of 1997 to $1,304,382 in the comparable 1998 period mostly due to legal costs associated with the Cheniere litigation and additional personnel costs. The Company incurred $218,307 in research and development expenses during the first six months of 1998. Because the company commenced a research and development program in mid 1997, it had no comparable research and development expense during the six months ended June 30, 1997. Total revenues decreased from $631,323 in the 1997 first half to $237,646 in the comparable 1998 period due mostly to a 52% decline in gas sales volumes and an 86% decline in oil sales volumes. Gas sales volumes fell from 198,936 MCF in the 1997 first half to 95,451 MCF in the comparable 1998 period. In addition, oil sales volumes fell from 6,209 Bbls to 883 Bbls in the respective periods. As discussed in the analysis of results for the three month comparison, the Company expects that the production rates of its two wells will continue to decline during the near term, but that it cannot ascertain whether the rate of decline experienced from the 1997 period to the comparable 1998 period will continue throughout 1998.

     Exploration expenses decreased from $1,863,667 in the 1997 first half to $1,280,520 in the comparable 1998 period primarily due to a decline in geological and geophysical costs associated with its West Cameron Seismic project. Compared to 1997 first half project expenses of $995,149, the Company expensed $544,789 during the comparable 1998 period. The Company expects that its current level of exploration, general and administrative, and research and development expenses will continue into the near future. However, because the Company utilizes the successful efforts method of accounting, exploration expenses typically vary materially from period to period based upon exploration program activities, the Company's cost participation and other factors. As discussed in the analysis of results for the three-month comparison, the Company expects that it will continue to develop and then sell some portion or all of its interest in prospects to other industry participants. However, the timing of such sales and their resulting gain or loss are due to a number of factors such as, but not limited to, the timing and cost of lease acquisitions, the availability of leaseholds in particular prospect areas and market conditions, both generally and in the oil and gas industry, at the time of sale.

     The decrease in the net loss per share from $.34 in the 1997 first half to $.25 in the comparable 1998 period was also affected by an increase in the weighted average number of the Company's Common Shares (basic and diluted) due to the issuance of 3,680,000 shares in the Offering in August 1997 and the acquisition of 200,000 treasury shares in January 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has generated funds from public and private equity offerings, cash flow from the Company's operations, and cash payments made to it under exploration agreements. The Company may use its cash for any general corporate purposes except for the funds advanced under such exploration agreements, which are committed to the project operations for which they were intended. Sources of funds include approximately $24.1 million from the sale of securities in 1993, 1994, 1995 and 1997; $21.2 million in advances under exploration agreements in 1995, 1996, 1997 and the six months ended June 30, 1998. The Company does not currently hold any funds advanced under any such exploration agreement.

     The Company has expended approximately $5.7 million on the acquisition of oil and gas leases during the first six months of 1998. The Company expects that capital needs for the remainder of 1998 will be satisfied through cash on hand of approximately $3.5 million at June 30, 1998, cash expected to be made available under the Cheniere Exploration Agreement, and sales of the Company's interests in leases acquired during the first half of 1998. For the near term, the Company believes that most of its capital needs will be centered on the continued acquisition of leases and development of potential prospects in the West Cameron Seismic Project area and for other general corporate purposes. However, the total amount of expenditures is unknown at this time due to factors such as, but not limited to, leasehold availability, lease terms of potential leaseholds which may yet be negotiated or bid on in lease sales, future potential operations proposed under the terms of operating or other agreements to which the Company is a participant or may become a participant and the timing of expenditures related to the performance of these activities. The Company's ability to access additional capital will also depend on a number of factors including its success in acquiring oil and gas leaseholds, attracting industry participants to participate in the exploration of and sharing of costs of such leaseholds and finding commercially productive hydrocarbon deposits. The Company does not presently maintain any credit facilities.

     During the first six months of 1998, the Company's cash outflow has increased due to Cheniere's failure to tender its share of billings for West Cameron Seismic Project costs and its proportionate share of certain lease acquisitions. As of July 31, 1998, billings to Cheniere for West Cameron Seismic Project costs amounting to $813,386 have not been paid and are included in accounts receivable. Of this total amount, billings amounting to $583,946 have been outstanding more than 90 days. In addition, Cheniere failed to tender its 50% billed share of costs for the June 8, 1998 State of Louisiana lease sale at which the Company was awarded leases at an aggregate cost of $2,898,343. However, Cheniere did tender its 50% billed share of costs for the April 8 and July 8, 1998 State of Louisiana lease sales at which the Company was awarded leases for gross costs of $146,841 and $147,471, respectively. There is no assurance that Cheniere will fund any future share of costs under the Cheniere Exploration Agreement. On April 17, 1998, the Company filed a petition with the American Arbitration Association for arbitration in order to resolve certain disputes, including cost reimbursement issues that have arisen with Cheniere. The arbitration is scheduled for a final hearing beginning on October 19, 1998 before a panel of three arbitrators. Pursuant to the terms of the exploration agreement, the arbitration panel's decision will be binding and conclusive. The Company expects to incur and expense legal and other costs of the arbitration and related litigation during the second half of 1998.

     The additional costs of Cheniere's failure to tender payments and other capital needs may be funded from available cash of the Company, the issuance of additional equity securities, including the exercise of outstanding warrants and options on the Company's common stock, securing additional industry participants, or the sale of interests in prospects. The Company anticipates that it may sell an interest in the West Cameron Seismic Project as a whole. In the future, in the event the Company increases oil and gas production through the successful completion of oil and gas wells, the Company may consider obtaining a credit facility. There can be no assurance that the Company will be successful in securing additional participants, additional project financing or credit financing.

     Should the Company sell interests in the West Cameron Seismic Project and/or prospects generated from such project, the amount of capital expenditures may be impacted by the extent of proceeds from such sales and/or reduced expenditures attributed to the reduced working interest share of expenditures. The Company may also engage in the drilling of other prospects identified by the Company, the acquisition of interests in producing wells, and other oil and gas exploration and production related investment opportunities determined by management and the Board of Directors to be in the interest of the Company. The amount and timing of these expenditures will be dependent upon numerous factors including the availability of capital to the Company, availability of seismic data, the number and type of drilling prospects, if any, identified as a result of the Company's 3D seismic analysis, the terms under which industry participants may participate in the Company's prospects, and the cost of drilling and completing wells in the Louisiana Transition Zone.

     The Company has incurred net losses and negative cash flows from operations since its inception. The Company does not expect to generate cash flow or net income in 1998 unless it sells substantial interests in prospects generated from the West Cameron Seismic Project or interests in such project. The

Company contemplates that the sale of such interests would include prospect development commitments and financing provided by the purchasers coupled with retained interests and back-in rights to the Company, and additional cash consideration to the Company for recoupment of costs incurred in identifying such prospective interests. As generally required by the successful efforts method of accounting, the Company has expensed all of its geological and geophysical costs in the West Cameron Seismic Project as of June 30, 1998, and accordingly, reimbursements for such non-capitalized costs would be treated as revenue to the Company. There can be no assurance that the Company will be successful in the selling of significant interests or in receiving payments for the recoupment of the Company's costs incurred to date on this project or continue to develop prospects in such project and sell interests in the project's individual prospects or group of prospects.

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

     The Company is unaware of any possible exposure from actual or potential claims or lawsuits involving environmental matters. As such, no liability is accrued at June 30, 1998.

     The Company does not expect to incur any material cost to modify and replace its information technology infrastructure to be Year 2000 compliant.
The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance. The Company does not currently have any information concerning the Year 2000 compliance status of its suppliers and customers. In the event that any of the Company's significant suppliers or customers do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected. The Company has not incurred significant costs related to Year 2000 compliance prior to June 30, 1998, other than immaterial internal costs to evaluate the extent of compliance.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.

  On April 17, 1998, Zydeco Exploration, Inc., a wholly owned subsidiary of the Company, filed a petition with the American Arbitration Association for arbitration in order to resolve certain contract disputes that arose with Cheniere Energy, Inc. and Cheniere Energy Operating Co., Inc. ("Cheniere"). Cheniere is a party to an exploration agreement with Zydeco Exploration, Inc. covering the Company's West Cameron Seismic Project, located in western Cameron Parish, Louisiana. Under this exploration agreement, Cheniere may receive up to 50% interest in leases acquired in the project area by the Company provided it meets certain funding obligations, including payment of certain seismic costs and its share of leasehold acquisition costs. The arbitration claim seeks to resolve differences over Cheniere's funding obligations, the parties' current ownership interests in various leases and prospects, the scope of pre-drilling activities that Cheniere can conduct within the Project Area, the dissemination by Cheniere of confidential seismic data covering the Project Area, and other related issues. Cheniere has filed a counterclaim in the arbitration action, and the pleadings have been amended to include Zydeco Energy, Inc., as well as Zydeco Exploration, Inc. The parties are seeking conflicting declaratory and injunctive relief and damages from each other. The arbitration is scheduled for a final hearing beginning on October 19, 1998 before a panel of three arbitrators, and the Company estimates that the case will require ten days of hearing time. Pursuant to the terms of the exploration agreement, the arbitration panel's decision will be binding and conclusive.

  On April 22, 1998, Zydeco Energy, Inc. and Zydeco Exploration, Inc. (collectively "Zydeco") initiated a civil suit in state district court in Harris County, Texas against two individuals who are parties to confidentiality agreements with Zydeco and who currently are employees of Cheniere. Through this litigation, Zydeco sought and obtained a Temporary Restraining Order on April 22, 1998, restraining the individuals from breaching the terms of their confidentiality agreements with Zydeco. Cheniere intervened in the litigation on April 27, 1998. On May 4, 1998, Zydeco, Cheniere and the two individuals agreed to the entry of an Agreed Temporary Injunction. The Agreed Temporary Injunction expired on June 15, 1998, and the dispute which led to the filing of this civil suit has been included in the arbitration action by agreement of the parties, and will be resolved in that forum.

  Items 2 and 3 for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Item 4.  Submission of Matters to a Vote of Security Holders

  The Company held its 1998 Annual Meeting of Stockholders on June 11, 1998. At such meeting, the board of directors was re-elected in its entirety. There were no other matters brought forward at this meeting for a shareholder vote. The results of the board of directors election is as follows:


                                                              SHAREHOLDER VOTES
                                               -------------------------------------------------
NOMINIEE                                             FOR           WITHDRAWAL           TOTAL
                                                  ---------        ----------        ---------
Sam B. Myers, Jr.                                 8,125,710          54,493          8,180,203
Edward R. Prince, Jr.                             8,131,110          49,093          8,180,203
John O. Smith                                     8,131,910          48,293          8,180,203
Harry C. Johnson                                  8,139,610          40,593          8,180,203
Charles E. Bradley, Sr.                           8,137,610          42,593          8,180,203
Philip A. Tuttle                                  8,141,910          38,293          8,180,203

Item 5.  Stockholder Proposals for 1999 Annual Meeting of Stockholders

  Any proposal of stockholders to be included in the Company's proxy statement and proxy relating to the Company's 1999 Annual Meeting of Stockholders pursuant to Rule 14a-8 under the Exchange Act must be received by the Company at its principal executive offices not later than December 31, 1998; any notice of a shareholder proposal received after such date will be considered untimely for inclusion in the Company's proxy statement and proxy pursuant to Rule 14a-8 promulgated under the Securities Exchange Act of 1934, as amended. All such proposals must comply with all the requirements of Rule 14a-8. The Company may exercise discretionary voting authority with respect to any stockholder proposal made at the 1999 Annual Meeting and not included in the Company's proxy statement and proxy unless notice of such proposal is received by the Company not later than March 15, 1999.

Item 6.

(a) Exhibits.

     Exhibit 21  Subsidiaries of the Registrant (follows signature page)
     Exhibit 27  Financial Data Schedule (follows signature page).


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



Dated:  August 4, 1998