Form 10-Q
period 1998-09-30
ZYDECO ENERGY INC
filed 1998-11-16
CIK 908246

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

             [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF
                      THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1998

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

          Yes X         No
              ---         ---

     As of October 31, 1998, there were 10,357,096 shares of Zydeco Energy, Inc. Common Stock, $.001 par value, issued and outstanding.

                                   FORM 10-Q

                               TABLE OF CONTENTS



                                                                      Page
                                                                      Number
                                                                      ------


Part I. Financial Information

        Item 1.  Condensed Consolidated Financial Statements

                 Condensed Consolidated Balance Sheets                    3

                 Condensed Consolidated Statements of Operations          4

                 Condensed Consolidated Statements of Cash Flows          5

                 Notes to Condensed Consolidated Financial Statements     6

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      7

Part II. Other Information and Signatures

        Items 1. to 6.                                                   13

        Signatures                                                       14

PART I. - FINANCIAL INFORMATION


ITEM 1.

                      ZYDECO ENERGY, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                    SEPTEMBER 30, 1998    DECEMBER 31, 1997
                                                    ------------------    -----------------
                            ASSETS
CURRENT ASSETS

   Cash and Cash Equivalents                           $  2,012,161         $ 12,200,306
   Receivables                                            1,031,067              254,481
   Prepaid Expenses and Other Assets                        193,199            1,028,515
                                                        -----------           ----------
     TOTAL CURRENT ASSETS                                 3,236,427           13,483,302
                                                        -----------           ----------
Oil & Gas Properties, using successful
 efforts method of accounting
  Proved Properties                                         334,972              334,972
  Unproved Properties                                     6,151,008               27,600
Equipment and Software, at cost                           2,354,505            2,254,139
                                                        -----------           ----------
                                                          8,840,485            2,616,711
Less:  Accumulated Depreciation,
 Depletion and Amortization                              (2,022,551)          (1,667,021)
                                                        -----------           ----------
                                                          6,817,934              949,690
                                                        -----------           ----------
Investment in Wavefield Imaging Technology                  903,416              933,409
Operating Bond and Other Assets                             314,596              310,049
                                                        -----------           ----------
TOTAL ASSETS                                           $ 11,272,373          $15,676,450
                                                        ===========           ==========
       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts Payable                                    $    418,676          $   436,941
   Accrued Liabilities                                      235,109               52,541
                                                        -----------           ----------
     TOTAL CURRENT LIABILITIES                              653,785              489,482
                                                        -----------           ----------
STOCKHOLDERS' EQUITY

   Common Stock, Par Value
    $.001 Per Share; 50,000,000 Shares
    Authorized; 11,338,351 and
    11,318,351 Shares Issued; 10,357,096
    and 10,537,096 Shares Outstanding, Respectively          11,338               11,318
   Additional Paid-In Capital                            24,531,668           24,499,688
   Accumulated Deficit                                  (13,488,166)          (9,316,786)
   Less:  Treasury Stock, at
    Cost; 981,255 and 781,255  Shares
    at September 30, 1998 and December 31, 1997,
    Respectively                                           (436,252)              (7,252)
                                                        -----------           ----------
     TOTAL STOCKHOLDERS' EQUITY                          10,618,588           15,186,968
                                                        -----------           ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 11,272,373          $15,676,450
                                                        ===========           ==========

The accompanying notes are an integral part of these financial statements.

                      ZYDECO ENERGY, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)



                                                            THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                          ----------------------------------     -------------------------------
                                                                 1998               1997               1998               1997
                                                          ---------------     --------------      -------------     ------------
REVENUES
           Oil and Gas Sales                                $      75,988        $   214,542        $   313,634      $   845,865
           Gain on Sales of Properties                             37,000            223,335             37,000          223,335
           Other                                                   34,125                  -             34,125                -
                                                          ---------------     --------------      -------------     ------------
                                                                  147,113            437,877            384,759        1,069,200

EXPENSES
           Exploration                                            646,068          1,884,554          1,926,588        3,748,222
           Production                                               2,690              5,193             12,321           14,617
           Research and Development                               101,548             49,844            319,855           49,844
           Depreciation, Depletion and Amortization               123,030            174,162            397,458          490,855
           General and Administrative                             873,034            364,411          2,177,416        1,169,300
                                                          ---------------     --------------      -------------     ------------
                                                                1,746,370          2,478,164          4,833,638        5,472,838
                                                          ---------------     --------------      -------------     ------------
OPERATING LOSS                                                 (1,599,257)        (2,040,287)        (4,448,879)      (4,403,638)

OTHER INCOME (EXPENSE)
           Interest Income and Expense, net                        40,823             83,709            277,499          180,043
                                                          ---------------     --------------      -------------     ------------
                                                                   40,823             83,709            277,499          180,043
                                                          ---------------     --------------      -------------     ------------
NET LOSS                                                    $  (1,558,434)       $(1,956,578)       $(4,171,380)     $(4,223,595)
                                                          ===============     ==============      =============     ============

PER COMMON SHARE -
 WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING (BASIC AND DILUTED)                             10,357,096          8,171,184         10,367,777        7,123,423
                                                          ===============     ==============      =============     ============

NET LOSS PER COMMON SHARE
  (BASIC AND DILUTED)                                       $       (0.15)       $     (0.24)       $     (0.40)     $     (0.59)
                                                          ===============     ==============      =============     ============

The accompanying notes are an integral part of these financial statements.

                      ZYDECO ENERGY, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)


                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                            --------------------------------------
                                                                      1998              1997
                                                            --------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                        $ (4,171,380)      $(4,223,595)
    Adjustments to Reconcile Net Loss to Net Cash
      Provided by (Used in) Operating Activities:
         Depreciation, Depletion and Amortization                        397,459           490,855
         Gain on sales of properties                                     (37,000)         (223,335)
         Exploration Costs                                             1,926,588         3,748,222
         Changes in Operating Assets and Liabilities                     760,576           183,676
                                                                      ----------        ----------
      Net Cash Used in Operating Activities                           (1,123,757)          (24,177)
                                                                      ----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Net Change in Exploration Obligations/Receivables               $   (536,254)      $(3,929,185)
    Exploration Costs                                                 (1,684,043)       (1,327,905)
    Proceeds from (Investment in) Marketable Securities                        -           845,852
    Purchases of Equipment and Software                                 (441,318)         (377,712)
    Additions to Oil and Gas Properties                               (6,031,969)           (9,747)
    Distributions to exploration partner                                       -        (2,174,054)
    Proceeds from the sales of properties                                 37,000           373,335
    Other                                                                 (7,962)          (25,272)
                                                                      ----------        ----------
    Net Cash Used in Investing Activities                             (8,664,546)       (6,624,688)
                                                                      ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Acquisition of Treasury Stock                                   $   (429,000)      $         -
    Proceeds from Common Stock Issuances and Other                        29,158        13,942,848
                                                                      ----------        ----------
    Net Cash Used in Financing Activities                               (399,842)       13,942,848
                                                                      ----------        ----------

Net Increase (Decrease) in Cash and Cash Equivalents                $(10,188,145)      $ 7,293,983

Cash and Cash Equivalents at Beginning of Period                      12,200,306         6,906,650
                                                                      ----------        ----------

Cash and Cash Equivalents at End of Period                          $  2,012,161       $14,200,633
                                                                      ==========        ==========

Cash Paid During the Period for:
    Interest                                                        $          -       $    12,962
    Income Taxes                                                    $          -       $         -


The accompanying notes are an integral part of these financial statements.

                      ZYDECO ENERGY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1.   PREPARATION OF INTERIM FINANCIAL STATEMENTS.

  The accompanying unaudited condensed consolidated financial statements of Zydeco Energy, Inc. and its wholly owned subsidiaries have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position as of September 30, 1998 and December 31, 1997, the results of operations for the three month and nine-month periods ended September 30, 1998 and 1997 and the statements of cash flows for the nine-month periods then ended have been included. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. Interim period results are not necessarily indicative of the results to be achieved for an entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. As used herein, unless the context indicates otherwise, the term "Company" refers to Zydeco Energy, Inc. and its wholly owned subsidiaries.

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

2. CHENIERE LITIGATION

  On April 17, 1998, Zydeco Exploration, Inc., a wholly owned subsidiary of the Company, filed a petition with the American Arbitration Association for arbitration in order to resolve certain disputes that arose with Cheniere Energy, Inc. and Cheniere Energy Operating Co., Inc. ("Cheniere"). Cheniere is a party to an exploration agreement with Zydeco Exploration, Inc. covering the Company's West Cameron Seismic Project, located in western Cameron Parish, Louisiana. Under this exploration agreement, Cheniere may receive up to 50% interest in leases acquired in the project area by the Company provided it meets certain funding obligations, including payment of certain seismic costs and its share of leasehold acquisition and related costs. The arbitration claim sought to resolve differences over Cheniere's funding obligations, the parties' current ownership interests in various leases and prospects, the scope of pre-drilling activities that Cheniere can conduct within the Project Area, the dissemination by Cheniere of confidential seismic data covering the Project Area, and a variety of related issues. Cheniere filed a counterclaim in the arbitration action, and the pleadings have been amended to include Zydeco Energy, Inc., as well as Zydeco Exploration, Inc. The parties are seeking conflicting declaratory and injunctive relief and damages from each other. The final hearing phase of the arbitration commenced on October 19, 1998 before a panel of three arbitrators. Closing arguments were heard on October 30, 1998, but the arbitration has not yet concluded. The Company expects the panel to render their decision during the 1998 fourth quarter.

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

3. CAPITAL RESOURCES

     The Company has generated funds from public and private equity offerings, cash flow from the Company's operations, and cash payments made to it under exploration agreements. The Company does not maintain any credit facilities. The company may in the future explore the possibility of obtaining such a facility in the event the Company increases oil and gas production through the successful completion of oil and gas wells drilled by the Company. The Company expects that capital needs for the remainder of 1998 will be satisfied primarily through cash on hand. The Company anticipates that capital needs during 1999 will be satisfied by cash on hand, cash sales of interests in prospects or interests in its West Cameron Seismic Project, and, as discussed in "Cheniere Litigation", payments for billed items to Cheniere sought in arbitration. Additional capital needs may be met through additional issuances of equity securities, including the exercise of outstanding warrants and options of the Company.


4. ACQUISITION OF TREASURY SHARES

     On January 15, 1998, the Company executed a termination agreement with a former employee of the Company. Pursuant to the terms of the termination agreement, the Company purchased 200,000 shares of the Company's common stock at the then current price of $2.125 per share from a trust established for the benefit of the former employee's descendants and assigned to the former employee a 1/2% of 8/8ths overriding royalty interest in certain Company-owned leases. These leases were non-productive at the date of assignment. No overriding royalty interest was assigned to leases in connection with the Company's West Cameron Seismic Project.



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

     During 1996, the Company negotiated seismic options covering approximately 37,000 gross acres (33,000 net acres) and secured other seismic permits covering approximately 171,000 gross acres (170,000 net acres) in the Louisiana Transition Zone. At the core of this project, named the West Cameron Seismic

Project ("Project") was a 51,000-acre exclusive seismic permit obtained from the State of Louisiana. Pursuant to the terms of the State of Louisiana permit, the state is required to keep the information obtained from the survey confidential for a period of ten years. The Company commenced seismic data acquisition for this Project over approximately 230 square miles during the second half of 1996 and completed this phase in July 1997. The seismic processing and interpretive phases of this Project immediately commenced during mid 1997 and have continued throughout 1998. Processing of seismic data was completed early in the 1998 fourth quarter. For the Project's initial leasing phase, the major portion of lease acquisitions occurred during the 1998 second quarter. The Company has acquired more than 12,000 gross acres in this initial leasing phase through State of Louisiana lease sales, private land negotiations and a Federal lease sale. For the near term, the Company intends to continue marketing its prospects with a view of selling an interest in such prospects or an interest in the Project to industry participants. The Company believes that the interpretive phase of this Project will continue well into 1999 and that it will continue to evaluate its participation in future federal and state competitive bid lease sales during 1999.

     In April 1996, the Company executed the Cheniere Exploration Agreement with Cheniere Energy Operating Co., Inc. ("Cheniere"), formerly known as FX Energy, Inc., for the West Cameron Seismic Project, covering an area of land and waters in western Cameron Parish, Louisiana, including the area covered by the seismic permits described above. In exchange for earning a 50% interest, Cheniere agreed to fund the costs of seismic acquisition and processing up to $13.5 million and 50% of such costs in excess of $13.5 million. Such costs include the purchase of seismic permits, the cost of lease options on the related onshore acreage of the West Cameron Seismic Project, the purchase of other 3D seismic data, and data acquisition and processing of a 3D seismic survey of the onshore and offshore areas. Pursuant to the terms of the Cheniere Exploration Agreement, as of September 30, 1998 the Company had incurred third party and processing costs in connection with the West Cameron Seismic Project aggregating approximately $21,417,819, net of interest earned of $49,228 on the unused project funds and $46,000 for a reimbursement of seismic costs. Cheniere's and Zydeco's share of these costs under this agreement was approximately $17,411,534 and $4,006,285, respectively. The Company's portion of geological and geophysical costs is expensed as exploration expense. Billings to Cheniere for their estimated share of such costs net of credits amounted to $984,534 as of September 30, 1998. Such net billings had not been paid as of October 31, 1998, and are being sought in the pending arbitration proceeding.

     The arbitration claim filed by the Company on April 17, 1998, as amended, seeks to resolve certain disputes under the Cheniere Exploration Agreement, including funding obligations, the parties' current ownership interests in various leases and prospects, the scope of pre-drilling activities that Cheniere can conduct within the Project Area, the dissemination by Cheniere of confidential seismic data covering the Project Area, and a variety of related issues. The parties are seeking conflicting declaratory and injunctive relief and damages from each other. The arbitration hearing commenced on October 19, 1998 before a panel of three arbitrators. The Company expects the panel to render their decision during the 1998 fourth quarter. On April 22, 1998, Zydeco initiated a civil action in state district court in Harris County, Texas, against two individuals who are parties to confidentiality agreements with Zydeco and who are currently employed by Cheniere. Through this litigation, the Company sought and obtained a Temporary Restraining Order on April 22, 1998, enjoining the individuals from breaching the terms of their confidentiality
agreements with the Company.   On April 27, 1998, Cheniere Energy, Inc.
intervened in the state district court litigation. On May 4, 1998, the Company, Cheniere and the two individuals agreed to the filing of an Agreed Temporary Injunction. The Agreed Temporary Injunction expired on June 15, 1998, and the dispute which led to the filing of this civil suit has been included in the arbitration action by agreement of the parties, and will be resolved in that forum.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

     The Company recorded a loss of $1,558,434, or $.15 per share, for the three months ended September 30, 1998 compared to a loss of $1,956,578, or $.24 per share, in the three months ended September 30, 1997. The decrease in the loss is primarily due to a decline in exploration expenses. However, this decline was partially offset by an increase in general and administrative expenses and a decrease in oil and gas revenues.

     Exploration expenses decreased from $1,884,554 in the 1997 third quarter to $646,068 in the comparable 1998 period primarily due to a decline in geological and geophysical costs associated with the West Cameron Seismic Project. During the 1998 third quarter, the Company incurred $212,742 of seismic costs in this project. Because the seismic acquisition phase of this project is substantially more expensive than the processing and interpretive phases and because such acquisition phase was completed during the 1997 third quarter, the Company's share of this project's seismic costs declined $1,238,486 from the 1997 third quarter. The Company expects that the level of exploration expenses experienced during the 1998 third quarter will decrease in the near term. However, because the Company utilizes the successful efforts method of accounting, exploration expenses typically vary materially from period to period based upon exploration program activities, the Company's cost participation and other factors. In addition, the Company has recorded a receivable from Cheniere at September 30, 1998 amounting to $984,534 for Cheniere's share of West Cameron Seismic Project costs. As discussed in the "Overview", in the arbitration proceedings the Company seeks resolution to numerous claims including, but not limited to, Cheniere's payment for its share of such costs. The Company expects the panel to render their decision during the 1998 fourth quarter. Should the arbitration panel rule adversely on Zydeco's claims including, but not limited to, cost reimbursement issues, then the Company may be required to recognize a material expense item.

     General and administrative expenses rose $508,623 from $364,411 in the 1997 third quarter to $873,034 in the comparable 1998 period mostly due to legal costs associated with the Cheniere litigation and additional personnel costs.

     Oil and gas revenues decreased from $214,542 in the three months ended September 30, 1997 to $75,988 in the comparable 1998 period due mostly to a 54% decline in gas sales volumes and an 89% decline in oil sales volumes. Gas sales volumes fell from 75,869 thousand cubic feet ("MCF") in the 1997 third quarter to 35,255 MCF in the comparable 1998 period. In addition, oil sales volumes fell from 1,676 barrels ("Bbls") to 178 Bbls in the respective periods. The decline in such sales volumes is mostly attributable to natural production declines for the two producing wells in which the Company has interests and interruptions in production during September 1998 due to storms. Although it expects that the production rates of these wells will continue to decline during the near term, the Company cannot ascertain whether the rate of decline experienced from the 1997 third quarter to the comparable 1998 period will continue in the near term. In addition, the Company has not assigned any proved oil and gas reserves to one of these wells.

     During the three-month period ended September 30, 1998, the Company recorded a gain from the sales of properties amounting to $37,000 compared to $223,335 for the comparable 1997 period. Because the Company expects to continue the development and sale of some portion or all of its interest in prospects to other industry participants, the Company will from time to time record gains or losses for these transactions. However, the timing and amount of such sales and the extent of their gain or loss are uncertain due to a number of factors such as, but not limited to, the timing and cost of lease acquisitions, the availability of leaseholds in particular prospect areas and market conditions, both generally and in the oil and gas industry, at the time of sale.

     The decrease in the net loss per share from $.24 in the 1997 third quarter to $.15 in the comparable 1998 period was also affected by an increase in the weighted average number of the Company's Common Shares (basic and diluted) primarily due to the issuance of 3,680,000 shares in the offering (the "Offering") in August 1997 and the acquisition of 200,000 treasury shares in January 1998.


NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

     For the nine months ended September 30, 1998, the Company recorded a loss of $4,171,380, or $.40 per share, compared to a loss of $4,223,595, or $.59 per share, in the nine months ended September 30, 1997. The slight decrease in the loss is due to a combination of decreases in oil and gas revenues, exploration expenses and gains from the sales of properties and increases in general and administrative expenses and research and development expenses.

     General and administrative expenses rose $1,008,116 from $1,169,300 in the first nine months of 1997 to $2,177,416 in the comparable 1998 period mostly due to legal costs associated with the Cheniere litigation and additional personnel costs. The Company incurred $319,855 in research and development expenses during the first nine months of 1998. Because the company commenced a research and development program in mid 1997, it incurred only $49,844 in the comparable 1997 period. Exploration expenses decreased from $3,748,222 in the 1997 nine months to $1,926,588 in the comparable 1998 period primarily due to a decline in geological and geophysical costs associated with its West Cameron Seismic project. Compared to project expenses of $2,420,318 in the nine months ended September 30, 1997, the Company expensed $765,882 during the comparable 1998 period. The Company expects that the level of exploration expenses experienced during the 1998 third quarter will decrease in the near term but anticipates that the current level of general and administrative, and research and development expenses will continue into the near future. However, because the Company utilizes the successful efforts method of accounting, exploration expenses typically vary materially from period to period based upon exploration program activities, the Company's cost participation, and other factors as discussed in the analysis of results for the three month comparison. As previously discussed in the three month analysis, the Company filed a petition with the American Arbitration Association on April 17, 1998, seeking numerous claims against Cheniere. The final hearing commenced October 19, 1998, and the Company expects that the arbitration panel will render its decision during the 1998 fourth quarter. Should the arbitration panel rule adversely on Zydeco's claims, then the Company may be required to recognize a material expense item.

     Total revenues decreased from $1,069,200 in the nine months ended September 30, 1997 to $384,759 in the comparable 1998 period due mostly to declines in oil and gas sales volumes and gains on sales of properties. Gas sales volumes fell from 274,805 MCF in the 1997 period to 130,706 MCF in the comparable 1998 period. In addition, oil sales volumes fell from 7,885 Bbls to 1,061 Bbls in the respective periods. As discussed in the analysis of results for the three month comparison, the Company expects that the production rates of its two wells will continue to decline during the near term, but that it cannot ascertain whether the rate of decline experienced from the 1997 period to the comparable 1998 period will continue throughout 1998. As also discussed in the analysis of results for the three month comparison, the Company expects that it will continue to develop and then sell some portion of its interest in prospects or in the West Cameron Seismic Project to other industry participants. However, the timing of such sales and their resulting gain or loss are uncertain due to a number of factors such as, but not limited to, the timing and cost of lease acquisitions, the availability of leaseholds in particular prospect areas and market conditions, both generally and in the oil and gas industry, at the time of sale.

     The decrease in the net loss per share from $.59 in the 1997 nine months to $.40 in the comparable 1998 period was also affected by an increase in the weighted average number of the Company's Common Shares (basic and diluted) primarily due to the issuance of 3,680,000 shares in the Offering in August 1997 and the acquisition of 200,000 treasury shares in January 1998.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has generated funds from public and private equity offerings, cash flow from the Company's operations, and cash payments made to it under exploration agreements. Sources of funds include approximately $24.1 million from the sale of securities in 1993, 1994, 1995 and 1997; $21.2 million in advances under exploration agreements in 1995, 1996, 1997 and the nine months ended September 30, 1998. The Company does not currently hold any funds advanced under any such exploration agreement.

    The Company has expended approximately $6.0 million on the acquisition of oil and gas leases during the first nine months of 1998. The Company expects that capital needs for the remainder of 1998 will be satisfied through cash on hand of approximately $2.0 million at September 30, 1998, cash expected to be made available under the Cheniere Exploration Agreement (subject to resolution of the arbitration proceeding described below), and sales of the Company's interests in leases acquired during the first nine months of 1998. For the near term, the Company does not expect any significant expenditures for capital items. However, the total amount of expenditures is unknown at this time due to factors such as, but not limited to, leasehold availability, lease terms of potential leaseholds which may yet be negotiated or bid on in lease sales, future potential operations proposed under the terms of operating or other agreements to which the Company is a participant or may become a participant and the timing of expenditures related to the performance of these activities. The Company's ability to access additional capital will also depend on a number of factors including its success in acquiring oil and gas leaseholds, attracting industry participants to participate in the exploration of and sharing of costs of such leaseholds and finding commercially productive hydrocarbon deposits.
The Company does not presently maintain any credit facilities.

    During the first nine months of 1998, the Company's cash outflow had increased due to Cheniere's failure to tender its share of billings for West Cameron Seismic Project costs and its proportionate share of certain lease acquisitions. Billings to Cheniere for West Cameron Seismic Project costs net of certain credits amounted to $984,534 as of September 30, 1998. Such net billings had not been paid as of October 31, 1998. In addition, Cheniere failed to tender its 50% billed share of costs for the June 8, 1998 State of Louisiana lease sale at which the Company was awarded leases at an aggregate cost of $2,898,343. However, Cheniere did tender its 50% billed share of costs for the July 8, 1998 State of Louisiana lease sale at which the Company was awarded a lease for a gross cost of $147,471. On April 17, 1998, the Company filed a petition with the American Arbitration Association for arbitration in order to resolve certain disputes, including cost reimbursement issues that have arisen with Cheniere. The final arbitration hearing began on October 19, 1998 before a panel of three arbitrators. The Company expects the panel to render their decision during the 1998 fourth quarter. Included among numerous claims, the Company seeks payment for the billed Project costs and 100% ownership of the leases in which Cheniere failed to tender its billed share of costs. Should the arbitration panel rule adversely on Zydeco's claims including, but not limited to, cost reimbursement issues, then the Company could be adversely impacted by the loss of this source of funding. The Company has incurred approximately $706,000 in legal and related costs of litigation on this matter as of September 30, 1998 and expects to incur additional costs of the arbitration and related litigation during the 1998 fourth quarter.

    The additional costs of Cheniere's failure to tender payments and other capital needs during the nine months ended September 30, 1998 have been funded from available cash of the Company. Near term future cash needs of the Company may be satisfied from a combination of available cash, the sale of interests in prospects located on the West Cameron Seismic Project, interests in the project itself and payments by Cheniere that are mandated by the arbitration panel. In addition, the Company may seek other sources of funding from the issuance of additional equity securities, including the exercise of outstanding warrants and options on the Company's common stock. The Company anticipates that it may sell an interest in the West Cameron Seismic Project as a whole. In the future, in the event the Company increases oil and gas production through the successful completion of oil and gas wells, the Company may consider obtaining a credit facility. There can be no assurance that the Company will be successful in securing additional participants, additional project financing or credit financing.

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

     The Company has incurred net losses and negative cash flows from operations since its inception in 1994. The Company does not expect to generate cash flow or net income in 1998 unless it sells substantial interests in prospects generated from the West Cameron Seismic Project or interests in such project. The Company contemplates that the sale of such interests would include prospect development commitments and financing provided by the purchasers coupled with retained interests and back-in rights to the Company, and additional cash consideration to the Company for recoupment of costs incurred in identifying such prospective interests. As generally required by the successful efforts method of accounting, the Company has expensed all of its geological and geophysical costs in the West Cameron Seismic Project as of September 30, 1998, and accordingly, reimbursements for such non-capitalized costs would be treated as revenue to the Company. Sales of interests in prospects generated from the West Cameron Seismic Project have been hampered by the uncertainties of the pending arbitration with Cheniere. The Company does not expect any material sales activity until the ruling is received from the arbitration panel. There can be no assurance that the Company will be successful in the selling of significant interests or in receiving payments for the recoupment of the Company's costs incurred to date on this project or continue to develop prospects in such project and sell interests in the project's individual prospects or group of prospects.

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

     The Company is unaware of any possible exposure from actual or potential claims or lawsuits involving environmental matters. As such, no liability is accrued at September 30, 1998.

YEAR 2000 COMPLIANCE

     The Company has made a preliminary review of both its information technology and non-information technology systems to determine whether they are Year 2000 compliant. The Company has not identified any material systems that are not Year 2000 compliant. The Company does not expect to incur any material cost to modify and replace its information technology infrastructure to be Year 2000 compliant. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance. The Company does not currently have any information concerning the Year 2000 compliance status of its suppliers and customers. In the event that any of the Company's significant suppliers or customers do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected. The Company has not incurred significant costs related to Year 2000 compliance prior to September 30, 1998 other than immaterial internal costs to evaluate the extent of compliance.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     On April 17, 1998, Zydeco Exploration, Inc., a wholly owned subsidiary of the Company, filed a petition with the American Arbitration Association for arbitration in order to resolve certain disputes that arose with Cheniere Energy, Inc. and Cheniere Energy Operating Co., Inc. ("Cheniere"). Cheniere is a party to an exploration agreement with Zydeco Exploration, Inc. covering the Company's West Cameron Seismic Project, located in western Cameron Parish, Louisiana. Under this exploration agreement, Cheniere may receive up to 50% interest in leases acquired in the project area by the Company provided it meets certain funding obligations, including payment of certain seismic costs and its share of leasehold acquisition and related costs. The arbitration claim, as amended, seeks to resolve differences over Cheniere's funding obligations, the parties' current ownership interests in various leases and prospects, the scope of pre-drilling activities that Cheniere can conduct within the Project Area, the dissemination by Cheniere of confidential seismic data covering the Project Area, and a variety of related issues. Cheniere has filed a counterclaim, as amended, in the arbitration action. In addition, the pleadings have been amended to include Zydeco Energy, Inc., as well as Zydeco Exploration, Inc. The parties are seeking conflicting declaratory and injunctive relief and damages from each other. The final hearing phase of the arbitration commenced on October 19, 1998 before a panel of three arbitrators. The Company expects the panel to render their decision during the 1998 fourth quarter.

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

     Items 2, 3, 4 and 5 for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Item 6.

(a)  Exhibits.

          Exhibit 27  Financial Data Schedule (follows signature page).

(b)  Report on Form 8-K.

           None

                                   SIGNATURES


     Pursuant   to the requirements of the Securities Exchange Act of 1934, the
Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ZYDECO ENERGY, INC.



                              /s/ John Misitigh
                              ------------------------------------
                              John Misitigh
                              Controller, Chief Accounting Officer and Secretary (Duly Authorized and Principal Financial Officer)



Dated:  November 16, 1998