Form 10-K
period 1998-12-31
ZYDECO ENERGY INC
filed 1999-03-31
CIK 908246

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  for the fiscal year ended December  31, 1998

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                               ------    ------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 under the Securities Exchange Act of 1934) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

     As of March 22, 1999, there were 10,357,096 shares of Zydeco Energy, Inc. Common Stock, $.001 par value, issued and outstanding, of which 6,775,643 shares, having an aggregate market value of approximately $2,329,466 were held by non-affiliates of the registrant (affiliates being, for these purposes only, directors, executive officers, and holders of more than 5% of the registrant's Common Stock).

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III, Items 10 through 13 are incorporated from the registrant's definitive Proxy Statement to be filed in connection with its Annual Meeting of Stockholders.


--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

Item 1.  Business........................................................  1
           The Company...................................................  1
           Seismic Technology............................................  2
           Geologic and Geophysical Expertise............................  3
           Louisiana Transition Zone.....................................  3
           West Cameron Seismic Project..................................  3
           Proprietary Rights and Licenses...............................  5
           Competition and Markets.......................................  5
           Governmental Regulation.......................................  6
           Risk Factors..................................................  9
           Facilities.................................................... 11
           Employees..................................................... 12
Item 2.  Properties...................................................... 12
           Prospects and Leases.......................................... 12
           Oil and Gas Reserves.......................................... 13
           Statistical Information - Oil and Gas Properties.............. 13
Item 3.  Legal Proceedings............................................... 15
Item 4.  Submission of Matters to a Vote of Security Holders............. 16

                                    Part II

Item 5.  Market for Registrant's Common Equity and Related
           Stockholder Matters........................................... 17
           Dividend Policy............................................... 18
           Sales of Unregistered Securities.............................. 18
Item 6.  Selected Financial Data......................................... 18
Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................... 20
           Overview...................................................... 20
           Results of Operations......................................... 22
           Year Ended December 31, 1998
           Compared to Year Ended December 31, 1997...................... 22
           Year Ended December 31, 1997
           Compared to Year Ended December 31, 1996...................... 23
           Liquidity and Capital Resources............................... 23
           Year 2000 Compliance.......................................... 25
Item 7A. Quantitative & Qualitative Disclosures About Market Risk........ 26
Item 8.  Financial Statements and Supplementary Data..................... 26
Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure........................... 26

                                    Part III

Item 10. Directors and Executive Officers of the Registrant.............. 26
Item 11. Executive Compensation.......................................... 26
Item 12. Security Ownership of Certain Beneficial Owners and
           Management.................................................... 26
Item 13. Certain Relationships and Related Transactions.................. 26

                                    Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K........................................................ 26
         Signatures...................................................... 28
         Exhibit Index................................................... E-1
         Index to Consolidated Financial Statements...................... F-1

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


ITEM 1. BUSINESS


THE COMPANY

     Zydeco Energy, Inc. (the "Company"), a Delaware corporation incorporated in 1993, is an independent energy company engaged in the exploration for oil and gas utilizing advanced three-dimensional seismic ("3D") and computer-aided exploration ("CAEX") techniques. The Company has developed comprehensive in-house technology and software and expertise enabling it to use recent advances in such 3D seismic and CAEX technology. Such technology includes the Company's "Wavefield Imaging Technology", a patented data processing technique designed to substantially reduce the cost of 3D seismic data acquisition for certain surveys without significantly sacrificing the quality of the 3D subsurface image.

     The Company's primary business objective is to discover and develop oil and gas reserves and thereby increase revenues, net income and cash flows. As described below, changed market conditions have recently caused the Company to alter its business plan. However, implementing its strategy in the past, the Company had sought to (i) focus its efforts in geologic areas that it believed to be underexplored with 3D seismic techniques and to have potential for substantial oil and gas reserves, (ii) maintain its state-of-the-art 3D seismic capabilities through selective hardware and software acquisitions and exploitation of proprietary technology, and (iii) continue to pursue exploration and development alliances with industry participants in order to spread funding requirements and exploration risks.

     Before its business plan changed, the Company had sought to pursue its strategy in phases. First, the Company would identify areas with high oil and gas potential that are underexplored with advanced 3D seismic techniques. Second, the Company would secure seismic rights and implement a 3D seismic acquisition program using third party contractors or obtain access to third party seismic data for in-house processing and analysis. Third, through the use of its advanced 3D seismic processing techniques and the integration of geological and other data, the Company's staff of geophysicists and geologists would identify and rank potential drilling prospects. Fourth, the Company would secure lease positions or other drilling rights for its identified potential prospects through private landowner negotiations, state and federal public lease sales or negotiations with industry participants holding lease positions or drilling rights. Upon securing drilling rights, the prospects could then be drilled by contracting with industry participants. The Company intended to pursue relationships with industry participants who are experienced operators in the prospect area. Generally, the Company intended to retain nonoperating interests in its drilling prospects through "farmout" arrangements and prospect sales with retained interests, while permitting a more experienced operator to manage the drilling and production activities.

     The Company believes it is one of the few independent oil and gas exploration companies to have performed both 3D seismic data processing and seismic interpretation in-house. Most independent exploration companies use outside contractors to process their 3D data. The Company believes processes such as pre-stack migration analysis can be most effectively and efficiently accomplished by integrating seismic survey design, data processing and interpretation in-house.

     During 1998, the Company had completed all the stages of this strategy on its West Cameron Seismic Project (the "Project") and had begun to market for sale interests in various Project prospects to industry participants. This Project has recently been the principal focus of the Company's exploration efforts and is located in southern Cameron Parish, Louisiana in an area known as the Louisiana Transition Zone. The Louisiana Transition Zone is an area of shoreline, near shore and within shallow coastal and bay waters where the combination of marine and land seismic and processing techniques are difficult and expensive. See "Louisiana Transition Zone". However, due mostly to potential prospect buyers' concerns over uncertainties of ownership interests in Project prospects prior to the arbitration ruling described in "Legal Proceedings - Cheniere Litigation" and market conditions thereafter, the Company has not generated sufficient sales of Project prospects and, therefore, has not produced adequate levels of cash inflows during the near term. Because market conditions for selling interests in prospects have significantly deteriorated, the Company has recently altered its business plan with a view to focusing its efforts on (1) conserving cash resources including, but not limited to, employee terminations and negotiations of deferred or foregone compensation with key executives, (2) concentrating exploration efforts strictly on marketing sellable Project prospects and (3) seeking alternate sources of capital for possible drilling participation and general working capital. The Company believes that this strategy will permit it to operate with existing cash resources into the year 2000 and withstand the current downturn in the oil and gas exploration industry. Should the Company be successful in selling interests in its prospects, an interest in the Project itself or raising alternate capital resources, sufficient capital may be available in the Company to expand its operations.

     Recent Director and Officer Resignations. Recently, Messrs. Charles Bradley, Harry C. Johnson, Edward R. Prince, Jr. and Phillip A. Tuttle voluntarily resigned their positions as directors of the Company. In addition, Messrs. Edward R. Prince, Jr. and John Misitigh voluntarily resigned their positions as executive officers of the Company. None of the directors or officers who resigned has indicated that their resignation was based on a disagreement over matters of policies, practices or procedures of the Company. The remaining sole director and executive officer of the Company is Mr. Sam B. Myers, Jr.

SEISMIC TECHNOLOGY

     Traditionally, seismic analysis has involved the acquisition, processing and interpretation of seismic data collected along a single line of seismic detectors and sources. Processing the resulting data created a two dimensional cross-section ("2D seismic") of the earth's subsurface beneath this line. The advent of high speed, large storage capacity computers and advanced geophysical software development has permitted the acquisition, processing and interpretation of seismic data collected in an areal array, usually from multiple relatively closely spaced grids of seismic detectors and sources. Processing the resulting data creates a 3D seismic image of the earth's subsurface. 3D seismic provides a substantially improved image for interpretation and analysis over the cross-section created by 2D seismic. As a result of the adoption of 3D seismic technology, the industry's success rate with respect to the drilling of prospects has risen.

     Basic 3D seismic imaging and analysis are now routinely used by a majority of the companies involved in oil and gas exploration. The goal of 3D seismic processing is to image a cube of the subsurface for detailed structural and stratigraphic interpretation. Three common processes used in 3D seismic processing are Dip-Moveout ("DMO"), Common Depth Point stacking ("CDP") and post-stack migration, which adjust the collected seismic data to more accurately image the subsurface. Continuing improvements in computer speed and capacity have resulted in the development of more advanced 3D processing techniques such as pre-stack migration which the Company has utilized in processing its Project data. This processing technique generally improves the imaging of the subsurface.

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


GEOLOGIC AND GEOPHYSICAL EXPERTISE

     The Company believes that in-house expertise is a critical factor in enabling the Company to effectively and efficiently use the most recent developments in 3D seismic imaging and interpretation. For this reason the Company employed 7 highly experienced geophysicists and 3 geologists during 1998 for the purpose of processing and interpreting the 3D seismic data. After certain cost reducing actions that resulted in employee terminations, the Company currently employs 2 geophysicists and 1 geologist whose primary responsibility is to market prospects for sale. These experts have an average of approximately 30 years of experience in the industry.


LOUISIANA TRANSITION ZONE

     The Company's principal exploration efforts are focused in the Louisiana Transition Zone, a narrow trend paralleling the coastline of Louisiana. It is approximately six miles wide (three miles on either side of the beach) and extends approximately 300 miles from the Sabine River eastward to the Mississippi River. Water depths in the Louisiana Transition Zone extend to approximately 40 feet. The Louisiana Transition Zone contains the Miocene Trend which has produced many of the largest oil and gas fields developed in the continental United States and its territorial waters. Productive zones within the Miocene Trend have excellent reservoir characteristics and have historically exhibited multiple pay zones, which allow a single strategically placed well bore to drain multiple reservoirs. The western portion of the Louisiana Transition Zone contains the gas prolific Planulina sands.

     The Louisiana Transition Zone is populated with salt domes with numerous radial and tangential faults surrounding the salt domes. The use of advanced 3D seismic technology is essential to the exploration of such salt features and fault blocks. Until the last three years, there have been relatively few 3D seismic surveys conducted in the Louisiana Transition Zone because of the relatively high cost of such surveys compared to land or deepwater surveys. The high cost is a result of the problems associated with seismic surveys in coastal transition zones as discussed above. Activities in this area are controlled by sophisticated landowners onshore and the State of Louisiana within three miles of the beach offshore. Permits for 3D acquisition require the consent of all landholders and all leaseholders. Such consents are not required in federal waters. Thus, seismic contractors have been reluctant to conduct speculative 3D surveys due to the difficulty of permitting acreage in the Louisiana Transition Zone. Due to these limitations, this zone was considered a "seismically blind" area and was thus reflected on virtually every onshore and offshore 2D seismic coverage map for the State of Louisiana as an area of "no seismic coverage." Given the past scarcity of high quality 3D seismic surveys, which span both onshore and offshore areas, the Company believes that this zone has the potential for containing substantial undeveloped oil and gas reserves. Many of these prospective areas in the Louisiana Transition Zone are located in shallow waters near existing pipeline infrastructure. As a result, reserves underlying these areas are generally less costly to develop and connect to pipeline infrastructure than reserves in deeper water areas.


WEST CAMERON SEISMIC PROJECT

     In August 1996, the Company commenced the West Cameron Seismic Project (the "Project"), an extensive 3D seismic exploration program conducted over approximately 230 square miles in a part of the Louisiana Transition Zone in western Cameron Parish, Louisiana.

     Options, Permits and Leases. In connection with the Project, the Company negotiated seismic options covering approximately 36,718 gross acres (33,225 net acres) and secured seismic permits covering approximately 119,557 gross acres (119,075 net acres). One of the permits was an exclusive permit obtained from the State of Louisiana that covered 51,000 non-leased acres in state waters. In connection with the exclusive seismic permit, for eighteen months, commencing
February 1996, the Company had the exclusive right to acquire seismic data on the State's acreage and nominate any of the acreage for competitive lease bids. On August 11, 1997, the Company paid $391,877 to the State of Louisiana to extend the deadline for delivery of the survey to February 18, 1998. Prior to the February 18, 1998 deadline, the Company nominated certain properties for bid. In Louisiana, a public auction of leases is held approximately 120 days after the property is nominated for bid and the auction is generally announced approximately 45 days prior to the auction date. A bidder at the auction may bid on all or only a portion of the property nominated for bid. Under the Company's seismic permit, the State of Louisiana is required to keep the information obtained from the survey confidential for a period of ten years.
The Company timely delivered seismic data to the State of Louisiana in January 1998 in compliance with the terms of the exclusive seismic permit.

     In connection with the Project during the first half of 1998, the Company acquired approximately 12,000 gross acres on nine separate prospects through State of Louisiana lease sales, private land negotiations and a Federal lease sale. The Company's Project leases have expiration dates ranging from 2001 to 2003. The one Federal offshore lease provides for a minimum royalty of 16.667%, has a primary lease term of five years that covers approximately 3,100 acres, and is administered by the Minerals Management Service. The annual rental on this federal lease is $5.00 per acre. Louisiana state leases are administered by the State Mineral Board of the State of Louisiana and generally provide for:
(i) a minimum royalty of 23%; (ii) a five year primary term; and (iii) annual rentals in an amount equal to 50% of the original lease acquisition cost. Generally, title to state and federal leases is merchantable in all respects and operations thereon are not normally subject to litigation resulting from the legal doctrine of adverse possession or any other similar challenge to title. Leases obtained from private landowners are on three year terms. Delay rental obligations vary pursuant to the terms of such leases.

     Data Acquisition and Analysis. Advanced seismic processing techniques, including initial iterations of pre-stack migration, amplitude variation with offset (AVO) and seismic inversion were applied to the data by year-end 1997. During 1998, the data was processed through pre-stack time migration, and a high quality result was achieved. A preliminary effort was made to further improve the imaging of the data by performing pre-stack depth migration. Interpretation of the data to identify potential drilling prospects began in late 1997 and continues to the present time. These interpretations led to the acquisition of oil and gas leases within the Project which the Company is currently marketing. The data is currently being interpreted by the Company's exploration staff to identify new prospects. There can be no assurance that the Company will have sufficient resources to assemble such additional prospects.

     Cheniere Exploration Agreement and Litigation. In April 1996, the Company executed an Exploration Agreement (the "Cheniere Agreement") with Cheniere Energy Operating Co., Inc., a wholly owned subsidiary of Cheniere Energy, Inc. and formerly known as FX Energy, Inc., (collectively "Cheniere") covering the area of Project land and waters in western Cameron Parish, Louisiana. In exchange for earning a 50% interest, Cheniere agreed to fund certain Project costs including, but not limited to, 3D seismic acquisition costs, including the purchase of seismic rights or lease options on the related onshore acreage of the Project, the purchase of other 3D seismic data, and processing of seismic data over the Project area.

     On April 17, 1998, Zydeco Exploration, Inc., a wholly owned subsidiary of the Company, filed a petition with the American Arbitration Association for arbitration in order to resolve certain disputes that arose with Cheniere. The arbitration claim sought to resolve differences over Cheniere's funding obligations, the parties' ownership in various leases and prospects, the scope of pre-drilling activities that Cheniere can conduct within the Project area, the dissemination by Cheniere of confidential seismic data covering the Project area, and a wide variety of related issues. Cheniere filed a counterclaim in the arbitration action, and the pleadings were amended to include the Company as well as Zydeco Exploration, Inc. (collectively "Zydeco").

     On December 9, 1998 the three-member arbitration panel issued its decision in the arbitration proceedings brought by Zydeco against Cheniere. In its ruling, the panel confirmed Zydeco's position as program manager but recognized Cheniere's independent right to identify prospects and acquire leases in the West Cameron Seismic Project area. The arbitration panel directed that Cheniere has the right to participate with a 50% working interest in most of the leases acquired by Zydeco or in prospects designated by Zydeco. Cheniere, however, must exercise its right of participation and pay its share of such costs within a thirty-day period following Zydeco's formal notice of prospect designation. For each prospect, Zydeco has the sole right to undertake the management and control of all prospect development for a reasonable period not to exceed 90 days following such formal notice. The arbitration panel also ruled that project seismic costs generally incurred after December 31, 1997, are not reimbursable to Zydeco as seismic costs. The Company believed that such costs, either in part or in whole, should be recouped from Cheniere as prospect costs. In addition, if certain criteria are met, then sale proceeds from certain marketing activities would be paid to Cheniere until Cheniere recoups $13.5 million of its investment in the project. Zydeco and Cheniere would share any such sales above that amount equally. Neither party received any damage awards or recovery of legal costs.

     As a result of the arbitration panel's decision, Zydeco and Cheniere informally agreed to share responsibilities and ownership for certain activities incurred in the maintenance, marketing and sale of prospects generated and assembled by the parties. Except for the costs of one prospect and certain other activities, neither party would seek reimbursement from the other for seismic and prospect costs generally incurred prior to the arbitration ruling. After considering the arbitration panel's ruling and the two parties' informal agreement, Cheniere's and Zydeco's shares of third party and processing costs incurred pursuant to the terms of the Cheniere Agreement were approximately $16,423,398 and $5,216,773, respectively, from inception to December 31, 1998. Project seismic costs amounting to $1,146,688 that previously had been attributable to Cheniere were charged by the Company to exploration expense. In addition, the Company acquired approximately $5,753,010 in unproved leases during 1998.


PROPRIETARY RIGHTS AND LICENSES

     The Company believes that its success will depend primarily on the innovative skills, technical competence, and sales and marketing abilities of its personnel. See "Employees" and "Risk Factors--Dependence on Key Personnel." The Company has obtained licenses to use all software currently used in its business. On December 2, 1997, the Company was issued a patent on the Wavefield Imaging Technology by the United States Patent and Trademark Office. As discussed above, prior to the Wavefield acquisition, the Company acquired a non-exclusive license to use the Wavefield Imaging Technology throughout the world and an exclusive license to use it in the Louisiana Transition Zone. See "--Seismic Technology."


COMPETITION AND MARKETS

     Competition for the acquisition of proved undeveloped acreage, as well as producing properties, is intense. Commencing in the latter half of 1998, competition for selling drillable prospects has also become intense. The Company competes with many other entities including major integrated oil and gas companies as well as numerous independent oil and gas companies and other producers of energy sources and fuels. Should the Company decide and have the resource to acquire additional leases within the Project, a substantial portion of acreage is subject to competitive closed bidding at federal and state lease sales. Currently, the Company has very limited resources to compete in such sales. Many of the Company's competitors have substantially greater financial resources and other competitive advantages over the Company, and therefore may be better able to compete and bid for leases, particularly in regions other than the Gulf Coast. In addition, such competitors may have financial resources and other competitive advantages that may make them better able to market prospects or offer more advantageous sale terms than the Company.

     The availability of a ready market for hydrocarbons and the price of any hydrocarbons produced will depend on many factors beyond the control of the Company, including the extent of domestic production and imports of foreign oil, the marketing of competitive fuels, the proximity and capacity of natural gas pipelines, the availability of transportation and other market facilities, the demand for hydrocarbons, the political conditions in the Middle East, the effect of federal and state regulation of allowable rates of production, taxation and the conduct of drilling operations, and federal regulation of natural gas. In the past, as a result of excess deliverability of natural gas, many pipeline companies curtailed the amount of natural gas taken from producing wells, shut-in some producing wells, significantly reduced gas taken under existing contracts, refused to make payments under applicable "take-or-pay" provisions, and refused to contract for gas available from some newly completed wells. The Company can give no assurance that such problems will not affect these markets again. In addition, the ongoing restructuring of the natural gas pipeline industry will eliminate the gas purchasing activity of traditional interstate gas transmission pipeline buyers. See "--Governmental Regulation" and "Risk Factors--Competitive Industry."

     The Company's principal oil and gas exploration assets consist of interests in oil and gas prospects in its West Cameron Seismic Project and associated seismic data. The Company's business plan has been to market interests in these prospects to industry participants. Due primarily to the decrease in oil prices during 1998 and the consequent reductions in funds available for drilling exploratory prospects as well as changed industry outlook on projected returns from oil and gas exploratory drilling, the demand for participations in independently generated oil and gas prospects in the Gulf Coast region has been adversely affected. The Company's efforts to market its West Cameron prospects have been similarly adversely affected. This situation is not likely to recover substantially until the industry outlook on energy commodity prices and projected returns on oil and gas drilling changes favorably.

     Producers of natural gas, therefore, will be required to develop new markets among gas marketing companies, end users of natural gas, and local distribution companies. All of these factors, together with economic factors in the marketing area, generally may affect the supply and/or demand for oil and gas and thus the prices available for sales of oil and gas.


GOVERNMENTAL REGULATION

     The Company's oil and gas exploration, development, production, and related operations are subject to extensive rules and regulations promulgated by federal and state agencies. Failure to comply with such rules and regulations could result in substantial penalties being imposed on the Company. The regulatory burden on the oil and gas industry increases the Company's cost of doing business and affects its profitability. Because such rules and regulations are frequently amended or reinterpreted, the Company is unable to predict the future cost or impact of complying with such rules and regulations.

     Production. In most, if not all, areas where the Company may conduct activities, there may be statutory provisions regulating the production of oil and natural gas under which administrative agencies may promulgate rules in connection with the operation and production of both oil and gas wells, determine the reasonable market demand for oil and gas, and establish allowable rates of production. Such regulations may restrict the rate at which the Company's wells produce oil or gas at levels below the rate at which such wells would be produced in the absence of such regulations, with the result that the amount or timing of the Company's revenues could be adversely affected.

     Louisiana State Regulation. The State of Louisiana imposes numerous requirements relating to the exploration and production of oil and gas, including permits for seismic or drilling operations, drilling bonds, and reports concerning operations. The State of Louisiana also has statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and gas properties, the establishment of maximum rates of production from wells, and the U.S. Department of Interior Minerals Management Service's(the "MMS") regulations of spacing, plugging, and abandonment of such wells.

     Offshore Leasing. The Company has acquired oil and gas leases in the Gulf of Mexico, which have been granted by the Federal government and are administered by the MMS. Such leases were issued through competitive bidding, contain relatively standardized terms, and require compliance with detailed MMS regulations and orders pursuant to the Outer Continental Shelf Lands Act (the "OCSLA") (which are subject to change by the MMS). For offshore operations, lessees must obtain the MMS's approval for exploration plans and development and production plans prior to the commencement of such operations. In addition to permits required from other agencies such as the Coast Guard, the Army Corps of Engineers, and the Environmental Protection Agency (the "EPA"), lessees must obtain a permit from the MMS prior to the commencement of drilling. The MMS has promulgated regulations requiring offshore production facilities located on the Outer Continental Shelf to meet stringent engineering and construction specifications. Similarly, the MMS has promulgated other regulations governing the plugging and abandoning of wells located offshore and the removal of all production facilities. With respect to any Company operations conducted on offshore federal leases, liability may generally be imposed under the OCSLA for the costs of clean-up and damages caused by pollution resulting from such operations, other than damages caused by acts of war or the negligence of third parties. Under certain circumstances, including but not limited to, conditions deemed a threat or harm to the environment, the MMS may also require any Company operations on federal leases to be suspended or terminated in the affected area.

     Under the OCSLA, all oil and natural gas pipelines operating on the Outer Continental Shelf must provide "open and non-discriminatory" access to both owner and non-owner shippers. Consequently, the Company's gathering and transportation facilities located on the Outer Continental Shelf must be made available to third parties.

     Bonding and Financial Responsibility Requirements. The Company is required to obtain bonding, or otherwise demonstrate financial responsibility, at varying levels by governmental agencies in connection with obtaining state or federal leases or acting as operator on such leases. These bonds may cover such obligations as plugging and abandonment of nonproductive wells, removal of related production facilities, and pollution liabilities on federal and state leases. A substantially larger bond than the $300,000 bond currently issued on behalf of the Company is required in order to act as operator on Federal offshore leases. The Company will have to satisfy these increased bonding requirements in the event that it elects to operate any wells on Federal leases. The Company expects to be able to enter into participation arrangements on its prospects with industry participants who are qualified to act as operators on Federal leases. However, no such arrangements can be assured of occurring. In addition, the State of Louisiana recently adopted financial responsibility requirements with respect to plugging and abandonment liabilities on Louisiana leases.

     Natural Gas Marketing and Transportation. The interstate transportation of natural gas is regulated by the Federal Energy Regulatory Commission (the "FERC") under the Natural Gas Act of 1938 and, to a lesser extent, the Natural Gas Policy Act of 1978. Since the early 1990s, FERC's regulatory efforts have centered largely around its generic rulemaking proceeding, Order No. 636. Through Order No. 636 and successor orders, FERC has undertaken to restructure the interstate pipeline industry with the goal of providing enhanced access to, and competition among, alternative gas suppliers. By requiring interstate pipelines to "unbundle" their sales services and to provide their customers with direct access to any upstream pipeline capacity held by pipelines, Order No. 636 has enabled pipeline customers to choose the levels of transportation and storage service they require, as well as gas directly from third-party merchants other than the pipelines. In general, Order No. 636 has facilitated the transportation of gas and the direct access to end-user markets.

     With the completion of the Order No. 636 implementation process on the FERC level, FERC's natural gas regulatory efforts have turned towards a number of other important policies, all of which could significantly affect the marketing of gas. Some of the more notable of these regulatory initiatives include (i) two new generic initiatives seeking industry input regarding the pricing, availability, and terms of service for both the short-term and long-term natural gas capacity markets, (ii) FERC's ongoing efforts, aided by the participation of various industry segments through the rulemaking process that resulted in Order No. 587 and its successor orders, to implement uniform standards for pipeline electronic bulletin boards, electronic data exchange, and basic business and operational practices of the pipelines, (iii) the issuance of a merger policy statement, as well as the consideration and relatively expedient approval of a surge in merger applications (especially a number of so called "convergence" mergers between electric utilities and gas companies), (iv) increased acceptance of market and other non-cost-based rates, such as negotiated rates, for interstate pipeline transmission and storage capacity, (v) a newly modified rate-of-return on equity policy for interstate pipelines, and
(vi) the examination, through a number of formal rulemaking proceedings, of certain general topics affecting the current energy industry (including a review of regulations governing communications, a proposed collaborative process for energy facility applications, an updated landowner notification procedure for pipeline environmental assessments, and the proposed elimination of a number of outdated filing and reporting requirements for pipeline certification applications).

     In addition to natural gas regulatory concerns, the FERC's unbundling of the wholesale electric industry through generic rulemaking proceedings in Order Nos. 888 and 889 and their successor orders may impact the natural gas industry. The unbundling of the wholesale electricity industry, along with the recent trend toward the implementation of regional system operators and associated power exchanges, have already been recognized as forcing electric utilities to seek out more competitive sources of (or alternatives to) supplies for their gas-fired generation units.

     Oil Sales and Transportation Rates. FERC regulates the transportation of oil in interstate commerce pursuant to the Interstate Commerce Act. Sales of crude oil, condensate, and gas liquids by the Company are not regulated and are made at market prices. However, the price a company receives from the sale of these products is affected by the cost of transporting the products to market. Effective as of January 1, 1995, FERC implemented regulations establishing an indexing system for transportation rates for oil pipelines, which would generally index such rates to inflation, subject to certain conditions and limitations. Under the new regulations petroleum pipelines are able to change their rates within prescribed ceiling levels that are tied to the Producer Price Index for Finished Goods, minus one percent. Rate increases made pursuant to the index will be subject to protest, but such protests must show that the portion of the rate increase resulting from application of the index is substantially in excess of the pipeline's increase in costs. The new indexing methodology can be applied to any existing rate, even if the rate is under investigation. If such rate is subsequently adjusted, the ceiling level established under the index must be likewise adjusted.

     In the order adopting the new regulations, FERC said that as a general rule pipelines must utilize the indexing methodology to change their rates. FERC indicated, however, that it was retaining cost-of-service ratemaking, market-based rates, and settlements as alternatives to the indexing approach. A cost-of-service proceeding will be instituted to determine just and reasonable initial rates for new services. A pipeline can also follow a cost-of-service approach when seeking to increase its rates above index levels for uncontrollable circumstances. A pipeline can seek to charge market-based rates if it can establish that it lacks market power. Finally, a pipeline can establish rates pursuant to settlement if agreed upon by all current shippers.

     On May 10, 1996, the D.C. Circuit affirmed the new regulations. The Court held that by establishing a general indexing methodology along with limited exceptions to indexed rates, FERC had reasonably balanced its dual responsibilities of ensuring just and reasonable rates and streamlining ratemaking through generally applicable procedures. Because of the novelty and uncertainty surrounding the indexing methodology, as well as the possibility of the use of cost-of-service ratemaking and market-based rates, the Company is not able to predict with certainty what effect, if any, these regulations will have on it. However, other factors being equal, the regulations may tend to increase transportation costs or reduce wellhead prices for such commodities.

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


RISK FACTORS

  Limited Production and High Dependence on 3D Seismic and Exploratory Drilling Activities. The Company's producing activities to date have been limited. Such activities presently consist of a working interest in one well and an overriding royalty interest in another well. Both wells are located offshore Louisiana.
No oil and gas reserves have been assigned by the Company at December 31, 1998 to the well in which it has a working interest. Currently, the Company's focus is directed to increasing its reserves, and thereby increasing its revenues, net income and cash flow, by relying on certain 3D seismic methods to identify potential hydrocarbon accumulations which will then require the successful drilling of such prospects. There is no assurance that those 3D seismic methods will identify potential hydrocarbon accumulations or that drilling will successfully test these prospects. The use of 3D seismic technology involves numerous risks in the acquisition, processing and interpretive phases including, but not necessarily limited to, acquiring seismic shooting rights over a prospective area, availability of trained seismic crews, subsurface conditions which may affect the quality of the acquisition of data, surface conditions, and availability of data from any nearby previously drilled wells. Drilling involves numerous risks, including the risk that no commercially productive oil or gas reservoirs will be encountered. The cost of drilling, completing, and operating wells is often uncertain and drilling operations may be curtailed, delayed, or abandoned as a result of a variety of factors, including unexpected drilling conditions, excessive pressure or irregularities in formations, equipment failures or accidents, weather conditions, and shortages or delays in the delivery of equipment.

  High Dependence on Sales of Prospects. Recently, the Company has experienced difficulty in selling prospects developed and assembled from its Project. It believes that the lack of sales has been caused by market conditions within the oil and gas industry as well as initial uncertainties with respect to ownership interests. The Company anticipated that sales of these Project interests would account for a substantial source of funds for the period commencing in the second half of 1998 and continuing into 1999, and such has not been the case. Despite past market conditions, the Company is continuing its marketing efforts to sell interests in prospects. However, there can be no assurance that the Company will be successful in selling such significant interests or in receiving sufficient funds for continuing operations.

  Each non-producing oil and gas lease acquired by the Company requires annual delay rental payments to maintain lease ownership rights. Because most of the Company's Project leases were acquired during the first half of 1998, significant delay rental payments are due during the first half of 1999. The Company contemplates that some portion of these leases may be retained by either paying the delay rental obligation or negotiating such obligation with a potential buyer. In addition, the Company and Cheniere Energy, Inc. have agreed to share the responsibilities of marketing and maintaining Project leases.
There is no assurance that, absent negotiated prospect sales agreements that provide for a buyer to pay rentals, the Company and/or Cheniere will make some or all of such delay rental payments. The Company cannot predict what leases, if any, that it and/or Cheniere may decide to relinquish through non-payment of a delay rental when due, the impact of such action on the marketability of the prospect in which the lease was held or the cost of potentially reacquiring such lease.

  Lack of Diversification; Oil and Gas Industry Conditions; and Volatility of Prices for Oil and Gas. As an independent energy company, the Company's revenues, profits and ability to market its prospects will be substantially dependent on the oil and gas industry in general and the prevailing prices for oil and gas in particular. Historically, the markets for oil and gas have been volatile and are likely to continue to be volatile in the future. Prices for oil and gas are subject to wide fluctuations in response to relatively minor changes in supply of and demand for oil and gas, market uncertainty, and a variety of additional factors that are beyond the control of the Company. These factors include political conditions in the Middle East, the domestic and foreign supply of oil and gas, the price of foreign imports, the level of consumer demand, weather conditions, domestic and foreign government regulations, the price and availability of alternative fuels, and overall economic conditions. Accordingly, it is impossible to predict future oil and gas price movements with any certainty. Declines in oil and gas prices would adversely affect the company's cash flow, liquidity, and profitability, and reduce the amount of the Company's oil and gas reserves that can be economically produced. In addition, various factors, including the availability and capacity of gas gathering systems and pipelines, the effect of federal regulations on production and transportation, general economic conditions, and changes in supply and demand, may adversely affect the Company's ability to market its oil and gas production.

  High Dependence upon Lease Acquisition Activities. Due to available capital resources, the Company does not expect to acquire any new leases in the near term. However, its business demands that it continually evaluate its lease holdings and potential new lease acquisitions. Should the Company seek additional lease holdings, then such activities may include attempts to acquire leases from federal agencies, state agencies or private individuals and companies. Both the United States Department of the Interior and the State of Louisiana award oil and gas leases on a competitive bidding basis. It is expected that other major and independent oil and gas companies having financial resources significantly greater than those of the Company will bid against the Company for the purchase of oil and gas leases. Accordingly, there can be no assurance that the Company will be successful in acquiring any leases on which it bids.

  Limited Operating Revenues; Need for Additional Financing. The Company presently has limited operating revenues and does not expect to generate substantial operating revenues in the immediate future. The Company expects that it will need substantial additional capital if it chooses to expand operations and to acquire additional oil and gas leases, producing properties, or to participate in the drilling of wells on prospects. Additional capital may be secured from a combination of funding sources that may include borrowings from financial institutions, vendor financings, production payment financings, debt offerings, additional offerings of the Company's stock and alliances with other industry participants. The Company's ability to access additional capital may depend on a variety of factors including, but not limited to, sales of its existing prospects, favorable drilling results on its prospects and the status of various capital markets at the time such additional capital is sought. The decline in oil prices over the past year and the poor performance of stock prices of public independent oil and gas companies has recently substantially limited available capital for companies like Zydeco. Accordingly, there can be no assurances that capital will be available to the Company from any source, at the time required or that, if available, it will be on terms acceptable to the Company. Should sufficient financing not be available because costs are higher than estimated or otherwise, the Company would have to consider alternatives such as a sale or merger of the Company or liquidation of its assets. The Company believes it has sufficient capital to sustain its reduced level of operations into the year 2000.

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

  Operating Risks. The Company's oil and gas operations are subject to all of the risks and hazards typically associated with the exploration for, and the development and production of, oil and gas in the Gulf of Mexico and any other areas in which the Company may, in the future, conduct such activities. Risks in drilling operations include blowouts, oil spills, fires, and offshore risks such as capsizing, collision, hurricanes, and other adverse weather and sea conditions. Such risks can result in personal injury and loss of life and substantial damage to or destruction of oil and gas wells, platforms, production facilities, or other property, suspension of operations, and liabilities to third parties, any and all of which could adversely affect the Company. In addition, the Company's operations could result in liability for oil spills, discharge of hazardous materials, and other environmental damages.

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

  Many of the oil and gas leases the Company has acquired are located offshore in water depths of less than 130 feet. Drilling operations offshore in such water depths are by their nature more remote, exposed, and, consequently, more difficult than typical drilling operations conducted on land, and, as a result, could result in significantly higher drilling, completion, and connection costs.

  Risks of Turnkey Contracts. The Company intends to have other industry participants operate its wells and will attempt to obtain, wherever possible and desirable, turnkey contracts, subject to availability, for the drilling of wells on any of its prospects. In the event a turnkey contract is not economically beneficial to the Company or is otherwise unobtainable from proven industry participants, the Company may contract for drilling operations on either a footage or day rate basis. In this instance, the Company may be liable for significant cost overruns attributable to downhole drilling problems that otherwise would have been covered by a turnkey contract had one been negotiated.

  Dependence on Key Personnel. The Company believes that its success will be highly dependent on its ability to retain key employees. Should the Company return to a mid-1998 level of operations, then it also believes that its success will be highly dependent upon its ability to attract skilled managers and employees. In the event that the Company cannot obtain or retain the services of such key personnel, there could be a material adverse effect on the Company's business and prospects. See "Employees" and "The Company--Recent Director and Officer Resignations."

  Governmental Regulations. The Company's business will be regulated by certain federal, state, and local laws and regulations relating to the development, production, marketing, and transportation of oil, gas, and related products as well as certain environmental and safety matters. These laws may be changed from time to time in response to economic or political conditions. Matters subject to regulation include permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties, and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. In addition, the production, handling, storage, transportation, and disposal of oil and gas, by-products therefrom, and other substances and materials produced or used in connection with oil and gas operations are subject to regulation under federal, state, and local laws and regulations primarily relating to protection of human health and the environment. These laws and regulations have continually imposed increasingly strict requirements for water and air pollution control and solid waste management. The Company believes the trend of more expansive and stricter environmental legislation and regulations will continue and such legislation may result in costs to the Company in the future. Amendments to laws regulating the disposal of oil and gas exploration and production wastes have been considered by Congress and may be adopted. Moreover, from time to time new and additional taxes, such as a BTU tax or a gasoline tax, have been proposed on energy consumption. Such legislation or taxes, if enacted, could have a significant adverse impact on the Company's operating costs.

FACILITIES

  The Company leases approximately 19,600 square feet of office space in Houston, Texas under two leases expiring in 1999. One lease, approximating 12,200 square feet, expired on January 31, 1999 while the other lease will expire October 31, 1999.

EMPLOYEES

     As of December 31, 1998, the Company had 12 full-time employees, including 5 geophysicists and 1 landman. None of the Company's employees are employed pursuant to a collective bargaining agreement, and the Company has not experienced any work stoppages. One employee of the Company has an employment agreement with the Company, while another employee who had an employment agreement resigned in December 1998. The Company considers its relations with its employees to be good.

     At the time of this report, the Company had reduced the number of its employees to 9 full-time individuals, including 2 geophysicists, 1 geologist and one landman. See "The Company" and "Geological and Geophysical Expertise."



ITEM 2.   PROPERTIES

PROSPECTS AND LEASES

     Undeveloped Properties. The following table summarizes the Company's working interest ownership of undeveloped acreage. Undeveloped acreage is considered to be those lease acres on which the Company has a working interest but ownership in no wells that have been drilled or completed to a point that would permit the production of commercial quantities of oil or gas. Gross acreage represents the total acreage under lease, while net acreage is the Company's working interest share of such leased acreage.



                                            Gross
                                         Undeveloped   Net Acreage
          State/Location                   Acreage      To Zydeco
          -----------------              -----------   -----------

          Louisiana                            3,441         2,164

          Texas                                   81            81

          Gulf of Mexico                      13,667        11,735
                                              ------        ------
          Total                               17,189        13,980
                                              ======        ======

          -----------
          If Cheniere Energy, Inc. elects participation in each lease held in the West Cameron Seismic Project pursuant to the terms of the Cheniere Exploration Agreement and the arbitration ruling dated December 9, 1998 by the arbitration panel convened to hear the Cheniere litigation matters, the above "Net Acreage to Zydeco", would total 9,079.

     Lease Terms. Most of the leased acres currently held by the Company are under federal or State of Louisiana offshore leases. The Company's leases have expiration dates ranging from 1999 to 2003. Federal offshore leases provide for minimum royalties of 16.67%, have a primary lease term of five years, and are administered by the MMS. Annual rentals on Federal leases are $5.00 per acre. In general, the Company's federal leases consist of portions of 5,000 acre lease blocks. If production is not established or an extension is not obtained during the primary term, the lease terminates. Louisiana state leases are administered by the State Mineral Board of the State of Louisiana and generally provide for:
(i) a minimum royalty of 20%; (ii) a five year primary term; and (iii) annual rentals in an amount equal to 50% of the original lease acquisition cost. Generally, title to state and federal leases is merchantable in all respects and operations thereon are not normally subject to litigation resulting from the legal doctrine of adverse possession or any other similar challenge to title. Leases obtained from private landowners are on three year terms. Delay rental obligations vary pursuant to the terms of such leases.

OIL AND GAS RESERVES

     The Company engaged Petroleum Professionals International, LP ("PPI") and Ryder Scott Company, Petroleum Engineers ("Ryder Scott") to estimate the proved oil and gas reserves of the Company's properties for the years ended December 31, 1998 and 1997, respectively. Both PPI and Ryder Scott are independent oil and gas reserve engineering firms. These firms were also asked to estimate the future net revenues to be derived from such properties. In preparing their respective reports, these firms reviewed and examined such geological, economic, engineering, and other data provided by the Company as considered necessary under the circumstances, and examined the reasonableness of certain economic assumptions regarding estimated operating and development costs and recovery rates in light of economic circumstances as of December 31, 1998 and 1997. As of December 31, 1998, the proved oil reserves were estimated to be 269 Bbls and the proved gas reserves were estimated to be 105,571 Mcf.

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


STATISTICAL INFORMATION - OIL AND GAS PROPERTIES

     PRODUCTION. The following table summarizes the sales volumes of the Company's net oil and gas production in the United States in barrels of oil and thousands of cubic feet of natural gas for each of the three years ended December 31, 1998, 1997, and 1996, respectively:



                                           YEAR ENDED DECEMBER 31,
                                        ----------------------------
                                          1998       1997      1996
                                        --------    ------    ------
SALES VOLUMES
  Natural Gas (Mcf)                      165,762   336,730   372,678
  Crude Oil (Bbl)                          1,187     9,377    20,186


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

     AVERAGE PRICES AND PRODUCTION COSTS. For each of the last three years, average unit prices and unit production costs are set forth below with respect to the Company's net share of production of oil and gas in the United States:

                                                               YEAR ENDED DECEMBER 31,
                                                             --------------------------
                                                               1998     1997      1996
                                                             -------   ------    ------
AVERAGE SALES PRICES
  Natural Gas ($/Mcf)                                         $ 2.25   $ 2.59    $ 2.60
  Crude Oil ($/Bbl)                                           $13.71   $20.69    $22.39

Lease Operating Expense ($/NBOE)/(1)/                         $  .60   $  .31    $  .27
Depletion, Depreciation, & Amortization ($/NBOE)/(1)          $    -   $ 1.20    $ 1.73


------------
     (1) Net barrels of oil equivalent (NBOE) assuming natural gas converted at six Mcf per equivalent barrel.

  ACREAGE AND WELL SUMMARY. The information presented below relates to properties in the United States in which the Company has "working interests" which bear the cost of operations. The Company's total gross and net interests in productive wells and in developed acres at December 31, 1998, are summarized as follows:

                                  GROSS              NET
                              ------------      ------------
                               OIL    GAS         OIL   GAS
                              -----  -----      ------ -----
     Productive Wells/(1)/        -     1           -   .08

     Developed Acres/(2)/           349                28

_______________
  /(1)/ "Productive Wells" are producing wells and wells capable of production, and include gas wells awaiting pipeline connections or necessary governmental certifications to commence deliveries and oil wells to be connected to production facilities. No oil and gas reserves have been assigned by the Company at December 31, 1998 to the well in which it has a working interest.

   /(2)/ "Developed Acres" include all acreage (on a leasehold basis in the United States) as to which proved reserves are attributed, whether or not currently producing, but exclude all producing acreage as to which the Company's interest is limited to royalty, overriding royalty, and other similar interests.


 DRILLING AND PRESENT ACTIVITIES. The following table summarizes the oil and gas drilling activities of the Company in the United States for each of the three years ended December 31, 1998, 1997, and 1996, respectively:

                                                      Year Ended December 31, 1998
                                              --------------------------------------------
                                                   1998             1997         1996
                                              --------------   -----------   -------------
                                              Gross     Net    Gross   Net   Gross    Net
                                              -----     ----   -----   ---   -----   -----
Development Wells Drilled (1) (2):
  Productive                                      -        -       -     -       -       -
  Dry                                             -        -       -     -       -       -

Exploratory Wells Drilled (1) (2):
  Productive                                      -        -       -     -       -       -
  Dry                                             -        -       -     -     1.0   0.375
                                               ----     ----   -----   ---   -----   -----
  Total                                           -        -       -     -     1.0   0.375
                                               ====     ====   =====   ===   =====   =====

--------------
     (1) "Wells Drilled" refers to the number of wells completed at any time during the fiscal year, regardless of when drilling was initiated.
          The term "completed" refers to the installation of permanent equipment for the production of oil or gas, or, in the case of a dry hole, to the reporting of abandonment to the appropriate agency.

     (2) A dry hole is an exploratory or a development well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well. A productive well is an exploratory or a development well that is not a dry hole.

     At December 31, 1998, the Company was not participating in any drilling wells. However, the Company participated in one well that commenced drilling subsequent to December 31, 1998. After reaching total depth, the Company declined to participate in a completion attempt. The Company will classify this well as an exploratory dry hole in 1999.



ITEM 3.   LEGAL PROCEEDINGS

     Cheniere Litigation - On April 17, 1998, Zydeco Exploration, Inc. filed a petition with the American Arbitration Association for arbitration in order to resolve certain disputes that arose with Cheniere. The arbitration claim sought to resolve differences over Cheniere's funding obligations, the parties' ownership in various leases and prospects, the scope of pre-drilling activities that Cheniere can conduct within the West Cameron Seismic Project (the "Project") area, the dissemination by Cheniere of confidential seismic data covering the Project area, and a variety of related issues. Cheniere filed a counterclaim in the arbitration action, and the pleadings were amended to include the Company as well as Zydeco Exploration, Inc (together "Zydeco"). The parties sought conflicting declaratory and injunctive relief and damages from each other. In addition, on April 22, 1998, Zydeco initiated a civil suit in state district court in Harris County, Texas against two individuals who are parties to confidentiality agreements with Zydeco and who are employees of Cheniere. Through this litigation, Zydeco sought and obtained a Temporary Restraining Order on April 22, 1998, restraining the individuals from breaching the terms of their confidentiality agreements with Zydeco. Cheniere intervened in the litigation on April 27, 1998. On May 4, 1998, Zydeco, Cheniere and the two individuals agreed to the entry of an Agreed Temporary Injunction. The agreed Temporary Injunction expired on June 15, 1998, and the dispute, which led to the filing of the civil suit, was included in the arbitration action by agreement of the parties.

     On December 9, 1998 the three-member arbitration panel seated to rule in this matter issued its decision in the arbitration proceedings brought by Zydeco against Cheniere. In its ruling, the panel confirmed Zydeco's position as program manager but recognized Cheniere's independent right to identify prospects and acquire leases in the West Cameron Seismic Project area. The arbitration panel directed that Cheniere has the right to participate with a 50% working interest in most of the leases acquired by Zydeco or in prospects designated by Zydeco. Cheniere, however, must exercise its right of participation and pay its share of such costs within a thirty-day period following Zydeco's formal notice of prospect designation. For each prospect, Zydeco has the sole right to undertake the management and control of all prospect development for a reasonable period not to exceed 90 days following such formal notice. The arbitration panel also ruled that project seismic costs generally incurred after December 31, 1997 are not reimbursable to Zydeco as seismic costs. The Company believed that such costs, either in part or in whole, should be recouped from Cheniere as prospect costs. In addition, if certain criteria are met, then sale proceeds from certain marketing activities would be paid to Cheniere until Cheniere recoups $13.5 million of its investment in the project. Zydeco and Cheniere would share any such sales above that amount equally. Neither party received any damage awards or recovery of legal costs.

     As a result of the arbitration panel's decision, Zydeco and Cheniere informally agreed to share responsibilities and ownership for certain activities incurred in the maintenance, marketing and sale of prospects generated and assembled by the parties. Except for the costs of one prospect and certain other activities, neither party would seek reimbursement from the other for seismic and prospect costs generally incurred prior to the arbitration ruling.

     Other - The Company is a party to various other legal proceedings consisting of routine litigation incidental to its business, but believes that any potential liabilities resulting from these proceedings are immaterial.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of 1998.

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

                                    Common Stock           Warrants             Units(1)
                                 -----------------    ----------------    ----------------
                                  High        Low      High       Low      High       Low
                                 ------      ----     ------     -----    ------     -----

Three Months Ended
   March 31, 1997                $7.875     $6.125    $3.000    $1.625      N/A       N/A
   June 30, 1997                  6.750      4.500     2.250     1.000      N/A       N/A
   September 30, 1997             5.750      4.125     2.125     0.875      N/A       N/A
   December 31, 1997              4.516      2.000     1.625     0.625      N/A       N/A

Three Months Ended
   March 31, 1998                 3.250      1.938     1.188     0.688      N/A       N/A
   June 30, 1998                  2.875      1.500     1.000     0.250      N/A       N/A
   September 30, 1998             2.750      0.750     0.969     0.125      N/A       N/A
   December 31, 1998              1.297      0.500     0.391     0.047      N/A       N/A



------------------
(1)  The Units have not been quoted after December 23, 1995.

   The Company is currently not in compliance with the continued listing requirements of the Nasdaq National Market. The Company has received separate notifications from The Nasdaq Stock Market, Inc. that its Common Stock has failed to maintain a minimum closing bid price as well as a market value of public float of $5,000,000 during recent reviews of trade dates. If the Company's Common Stock does not comply with the closing bid requirement for a minimum of ten consecutive trading days, before June 9, 1999, then the Company's Common Stock and Warrants will be delisted at the opening of business on June 11, 1999. Likewise, if the Company's Common Stock does not comply with the minimum market value of public float requirement for a minimum of ten consecutive trading days, before June 23, 1999, then the Company's Common Stock and Warrants will be delisted at the opening of business on June 25, 1999. The Company has the right to request a hearing on these matters to stay the delisting of the Company's securities. Should the Company's stock be delisted from The Nasdaq National Market, the Company intends to pursue an application for a listing on either The Nasdaq SmallCap Market or the OTC Bulletin Board.

   As of March 22, 1999, there were 10,357,096 shares of the Company's Common Stock outstanding held by approximately 75 holders of record. The Company believes there are approximately 1,800 beneficial owners of the Common Stock.

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


ITEM 6.  SELECTED FINANCIAL DATA

   The selected financial data set forth below are derived from the Consolidated Financial Statements of the Company that have been audited by Arthur Andersen LLP, independent public accountants, whose current report contained an additional paragraph modifying its opinion to raise substantial doubt about the ability of the Company to continue as a going concern for the periods indicated. The financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this report.

                                                                                                                   PERIOD FROM
                                                                                                                    INCEPTION
                                                            YEAR ENDED DECEMBER 31,                              (MARCH 17, 1994)
                                      --------------------------------------------------------------------            THROUGH
                                        1998                 1997               1996                1995        DECEMBER 31, 1994
                                      --------             -------           ---------            --------     -------------------
SUMMARY OPERATIONS DATA:
 Operating Revenues                 $    783,501         $   958,304         $ 1,470,046         $   586,752        $        -
 Operating Costs and Expenses        (10,692,469)         (7,433,982)         (3,577,385)         (1,736,584)         (110,242)
                                    ------------         -----------         -----------         -----------        ----------
 Operating Loss                       (9,908,968)         (6,475,678)         (2,107,339)         (1,149,832)         (110,242)
 Other Income (Expense), Net             297,230             323,551             249,207             (23,814)          (22,639)
                                    ------------         -----------         -----------         -----------        ----------
 Net Loss                           $ (9,611,738)        $(6,152,127)        $(1,858,132)        $(1,173,646)       $ (132,881)
                                    ============         ===========         ===========         ===========        ==========
 Weighted Average Shares
  of Common Stock Outstanding
  (Basic and Diluted)                 10,365,106           7,951,438           6,168,798           3,906,706         4,468,777
                                    ============         ===========         ===========         ===========        ==========
 Loss Per Share of Common
  Stock Outstanding
  (Basic and Diluted)               $      (0.93)        $     (0.77)        $     (0.30)        $     (0.30)       $    (0.03)
                                    ============         ===========         ===========         ===========        ==========

                                                                    DECEMBER 31,
                                       ---------------------------------------------------------------------
                                         1998                1997                1996                1995
                                       -------             --------            --------            ---------

SUMMARY BALANCE SHEET DATA:
 Cash and Cash Equivalents          $  1,912,970         $12,200,306         $ 6,906,650         $   517,781
 Marketable Securities                         -                   -             845,852          10,938,674
 Properties, Equipment, and
  Software - Net                       3,295,315             949,690           1,371,235             699,279
 Total Assets                          6,689,658          15,676,450           9,911,602          12,582,405
 Total Stockholders' Equity            5,178,230          15,186,968           6,339,407           8,188,618

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Formed in December 1995, the Company is an independent oil and gas exploration company engaged in acquiring leases, drilling and producing reserves utilizing focused geologic concepts and advanced 3D seismic and computer-aided exploration ("CAEX") technology, including enhanced structural and stratigraphic depth imaging and attribute analysis. The Company has developed comprehensive in-house technology, software and expertise enabling it to use recent advances in such 3D seismic and CAEX technology. Currently, the Company's efforts are focused primarily in the Louisiana Transition Zone, a narrow trend paralleling the coastline of Louisiana. This trend is approximately six miles wide (three miles on either side of the beach) and extends about 300 miles from the Sabine River eastward to the Mississippi River.

     During 1996, the Company negotiated seismic options covering approximately 36,718 gross acres (33,225 net acres) and secured other seismic permits covering approximately 119,557 gross acres (119,075 net acres) in the Louisiana Transition Zone. At the core of this project, named the West Cameron Seismic Project (the "Project") was a 51,000-acre exclusive seismic permit obtained from the State of Louisiana. Pursuant to the terms of the State of Louisiana permit, the state is required to keep the information obtained from the survey confidential for a period of ten years. The Company began onshore leasing and permitting in February 1996. Seismic data acquisition for this Project commenced over approximately 230 square miles during the second half of 1996 and was completed in July 1997. The Company timely delivered seismic data to the State of Louisiana in January 1998 in compliance with the terms of the exclusive seismic permit. The seismic processing phase of this Project immediately commenced during mid 1997 and was completed in October 1998. The interpretive phase also commenced during mid 1997 and continued throughout 1998. For the Project's initial leasing phase, the major portion of 1998 lease acquisitions occurred during the first half of the year and aggregated more than 12,000 gross acres through State of Louisiana lease sales, private land negotiations and a federal lease sale. For the near term, the Company intends to continue marketing its prospects with a view toward selling an interest in such prospects or an interest in the Project to industry participants. Depending on the Company's available cash and acquisition of additional sources of capital, it believes that the interpretive phase of this Project will continue well into 1999 and that it will continue to evaluate its lease acquisition activity throughout 1999.

     In April 1996, the Company executed an Exploration Agreement (the "Cheniere Agreement") with Cheniere Energy Operating Co., Inc., a wholly owned subsidiary of Cheniere Energy, Inc. and formerly known as FX Energy, Inc., (collectively "Cheniere") covering the area of Project land and waters in western Cameron Parish, Louisiana. In exchange for earning a 50% interest, Cheniere agreed to fund certain Project costs including, but not limited to, 3D seismic acquisition costs, including the purchase of seismic rights or lease options on the related onshore acreage of the Project, the purchase of other 3D seismic data, and processing of seismic data over the Project area.

     On April 17, 1998, Zydeco Exploration, Inc. filed a petition with the American Arbitration Association for arbitration in order to resolve certain disputes that arose with Cheniere. The arbitration claim sought to resolve differences over Cheniere's funding obligations, the parties' ownership in various leases and prospects, the scope of pre-drilling activities that Cheniere can conduct within the Project area, the dissemination by Cheniere of confidential seismic data covering the Project area, and a variety of related issues. Cheniere filed a counterclaim in the arbitration action, and the pleadings were amended to include the Company as well as Zydeco Exploration, Inc. (together "Zydeco"). The parties sought conflicting declaratory and injunctive relief and damages from each other. In addition, on April 22, 1998, Zydeco initiated a civil suit in state district court in Harris County, Texas against two individuals who are parties to confidentiality agreements with Zydeco and who are employees of Cheniere. Through this litigation, Zydeco sought and obtained a Temporary Restraining Order on April 22, 1998, restraining the individuals from breaching the terms of their confidentiality agreements with Zydeco. Cheniere intervened in the litigation on April 27, 1998. On May 4, 1998, Zydeco, Cheniere and the two individuals agreed to the entry of an Agreed Temporary Injunction. The agreed Temporary Injunction expired on June 15, 1998, and the dispute, which led to the filing of the civil suit, was included in the arbitration action by agreement of the parties.

     On December 9, 1998 the three-member arbitration panel issued its decision in the arbitration proceedings brought by Zydeco against Cheniere. In its ruling, the panel confirmed Zydeco's position as program manager but recognized Cheniere's independent right to identify prospects and acquire leases in the Project area. The arbitration panel directed that Cheniere have the right to participate with a 50% working interest in most of the leases acquired by Zydeco or in prospects designated by Zydeco. Cheniere, however, must exercise its right of participation and pay its share of such costs within a thirty-day period following Zydeco's formal notice of prospect designation. For each prospect, Zydeco has the sole right to undertake the management and control of all prospect development for a reasonable period not to exceed 90 days following such formal notice. The arbitration panel also ruled that project seismic costs generally incurred after December 31, 1997, are not reimbursable to Zydeco as seismic costs. The Company believed that such costs, either in part or in whole, should be recouped from Cheniere as prospect costs. In addition, if certain criteria are met, then sale proceeds from certain marketing activities would be paid to Cheniere until Cheniere recoups $13.5 million of its investment in the project. Zydeco and Cheniere would share any such sales above that amount equally. Neither party received any damage awards or recovery of legal costs.

     As a result of the arbitration panel's decision, Zydeco and Cheniere informally agreed to share responsibilities and ownership for certain activities incurred in the maintenance, marketing and sale of prospects generated and assembled by the parties. Except for the costs of one prospect and certain other activities, neither party would seek reimbursement from the other for seismic and prospect costs generally incurred prior to the arbitration ruling. After considering the arbitration panel's ruling and the two parties' informal agreement, Cheniere's and Zydeco's share of third party and processing costs incurred pursuant to the terms of the Cheniere Agreement was approximately $16,423,398 and $5,216,773, respectively, from inception to December 31, 1998. The Company charged project seismic costs amounting to $1,146,688 that previously had been attributable to Cheniere to exploration expense. In addition, the Company acquired approximately $5,753,010 of unproved leases during 1998.

     In order to conserve its cash resources, the Company through terminations and resignations reduced the number of its employees by a combined total of approximately 17 in December 1998 and March 1999. In addition, the Chairman of the Board, whose annual salary is $150,000, has declined taking a salary effective March 15, 1999. The Vice Chairman's annual salary of $150,000 has been deferred indefinitely, effective January 1, 1999.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Compared to a loss of $6,152,127, or $.77 per share, in the year ended December 31, 1997, the Company posted a loss of $9,611,738, or $.93 per share, for the year ended December 31, 1998. The $3,459,611 increase in the net loss is mostly attributable to a combination of a charge for the impairment of unproved leases, an increase in legal fees and a decline in geological and geophysical expenses.

     The Company recorded an impairment of $3,000,000 in the 1998 fourth quarter in order to recognize a decline in the value of unproved leases that it had acquired mostly during the first half of 1998. There was no comparable impairment in 1997. Because it will continue to evaluate its lease holdings and its ability to make delay rental payments during 1999, the Company may be required to recognize additional impairments and/or writeoffs as a result of its future reviews.

     Geological and geophysical expenses declined $1,396,876 from $4,958,060 in 1997 to $3,561,184 in 1998 due mostly to lower Project seismic costs. This decline was primarily due to the completion of the substantially more expensive data acquisition phase during the 1997 third quarter. The Company did not incur any material expenses for data acquisition during 1998. The significantly less expensive seismic processing and interpretive phases commenced during mid 1997 with the processing phase completed during the 1998 fourth quarter and the interpretive phase continuing into 1999. Partly offsetting the decline in levels of Project seismic expenses, the Company's share of such expenses increased from 50% to 100% pursuant to the arbitration panel's ruling for Project seismic costs generally incurred after December 31, 1997. The Company expects that the overall level of exploration expenses will decline significantly during the near term due to a combination of a lower level of Project costs and the Company's restructured activities. However, because the Company utilizes the successful efforts method of accounting, exploration expenses typically vary materially from period to period based upon exploration program activities, the Company's cost participation and other factors. During the first quarter of 1999, the Company declined to participate in a completion attempt of an exploratory well drilled during such period. As a result, the Company will record a dry hole expense of approximately $500,000 during such period.

     General and administrative expenses rose $1,426,709 from $1,560,861 in 1997 to $2,987,570 in 1998 principally due to increased legal expenses. The Company had no comparable legal expenses in 1997 and does not expect any additional like expenses in the near term. Most of the balance of the general and administrative expense increase is attributable to increases in personnel that were made during the second half of 1997. Research and development expenses also increased by $281,230 due to the commencement of research and development activity during mid 1997. However, due to employee terminations, resignations and other restructuring costs, the Company expects declines in both general and administrative expenses and research and development expenses during 1999.

     Oil and gas revenues decreased from $1,066,689 in 1997 to $389,798 in 1998 due mostly to a 51% decline in gas sales volumes and an 87% decline in oil sales volumes. Gas sales volumes fell from 336,730 thousand cubic feet ("Mcf") in 1997 to 165,762 Mcf in 1998. In addition, oil sales volumes fell from 9,377 barrels of oil ("Bbls") to 1,187 Bbls in the respective periods. The decline in such sales volumes is mostly due to natural production declines in the two
producing wells in which the Company has an interest.   Although it expects that
the production rates of these wells will continue to decline during the near term, the Company cannot ascertain whether the rates experienced in 1998 will continue throughout 1999. The Company has not assigned any oil and gas reserves at December 31, 1998 to one of these wells.

     During 1998, the Company recorded gains on the sales of properties amounting to $346,321 versus net losses of $108,385 in 1997. Because the Company expects to continue to market and sell some portion or all of its interest in prospects to other industry participants, the Company will continue to record gains or losses for these transactions. However, the timing of such sales and the extent of their gain or loss are due to a number of factors such as, but not limited to, the timing and cost of lease acquisitions, the availability of leaseholds in particular prospect areas and market conditions, both generally and in the oil and gas industry, at the time of sale.

     The increase in the net loss per share from $.77 in 1997 to $.93 in 1998 was also affected by an increase in the weighted average number of the Company's Common Shares (basic and diluted) due to the issuance of 3,680,000 shares in the Offering in August 1997.


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

     The increase in exploration expenses was primarily due to the Company's participation under the Cheniere Exploration Agreement governing activities on the Project. The Company's 50% share of costs directly attributable to this project amounted to $3,124,408 in 1997. The Company had no comparable exploration expense in 1996 because, pursuant to the terms of such agreement, Cheniere paid nearly all of this project's 1996 costs. The remainder of the exploration expenses increase is principally due to other geological and geophysical expenses which are mostly composed of salaries and related payroll burdens of the Company's exploration department staff. Other geological and geophysical expenses increased approximately $278,522 in 1997 over 1996 primarily due to an increase of the exploration staff from four individuals in late 1996 to ten individuals by mid 1997. General and administrative expenses also increased because of additional personnel costs and increased rent due to a move to a larger office space in mid 1996. In addition, the Company commenced a research and development program in mid 1997. The Company had no comparable research and development expense in 1996.

     Total revenues decreased $511,742 in 1997 from 1996 due to a combination of decreased oil and gas sales and a loss on the sale of the Company's interest in the Bay Marchand prospect area. However, the Company recorded a gain of $137,000 in 1998 and a gain of $100,000 in 1999 pursuant to the contingent provisions of such prospect's sales agreement. Oil and gas sales dropped from $1,422,227 in 1996 to $1,066,689 in 1997 primarily due to sales volumes of oil and gas declining 54% and 10%, respectively. The decline in such sales volumes is attributable to natural production declines of the two wells in which the Company has interests. The Company has not assigned any oil and gas reserves at December 31, 1997 to one of these wells. Compared to a $16,319 gain on sales of properties in 1996, the Company recorded a $108,385 loss on sales of properties in 1997.

     The increase in the net loss per share from $.30 in 1996 to $.77 in 1997 was also affected by an increase in the weighted average number of the Company's Common Shares (basic and diluted) due to the issuance of 3,680,000 shares in the Offering in August 1997.


LIQUIDITY AND CAPITAL RESOURCES

     The Company has incurred net losses and negative cash flows from operations since its inception in 1994. In 1998, 1997 and 1996, the Company incurred net losses of $9,611,738, $6,152,127 and $1,858,132, respectively. The Company is principally engaged in one industry and geographic segment, oil and gas exploration and production, and has concentrated its exploration efforts since early 1996 in an area of the Louisiana Transition Zone, known as the West Cameron Seismic Project (the "Project"). Since inception of the Project, the Company and Cheniere have expended approximately $21,640,171 pursuant to the terms of the Project's agreement. In addition, during 1998 the Company expended approximately $5,753,010 on unproved property costs, almost all of which were on prospects within the Project. The source of funding for these activities has come from funds generated from public and private equity offerings, cash flow from the Company's operations, and cash payments made to it under the Cheniere Exploration Agreement. Sources of funds include approximately $24.1 million from the sale of securities in 1993, 1994, 1995 and 1997, and $16.4 million provided under the Cheniere Exploration Agreement. The Company does not currently hold any funds advanced under that agreement.

     During early 1998, the Company anticipated that near term cash needs would be satisfied from a combination of available cash, sales of interests in Project prospects, sale(s) of interests in the Project itself and payments by Cheniere mandated by the arbitration panel convened to rule in the Cheniere litigation matters. The Company expected that cash inflows principally from prospect sales as well as available cash would be sufficient to bridge most of its interim cash needs. In the short term and thereafter, other sources of cash may have been sought through the issuance of additional equity securities, including the exercise of outstanding warrants and options on the Company's common stock. Also, in the event of successful oil and gas well completions, the Company anticipated that revenues from oil and gas sales as well as potential credit facilities could provide additional sources of cash.

     However, due mostly to potential buyers' concerns over uncertainties of ownership interests before the arbitration ruling and market conditions thereafter, the Company has not generated significant sales of Project prospects and, therefore, has not produced sufficient levels of cash inflows during the near term. Since the last half of 1998 and into the first half of 1999, market conditions for selling interests in prospects have significantly deteriorated. Furthermore, the arbitration ruling did not mandate any immediate cash payments from Cheniere to the Company.

     During mid 1998 subsequent to the acquisition of most of its current inventory of Project leases, the Company commenced marketing activities with a view to selling interests in Project prospects that were ready for sale. The Company understands that during this period suitable buyers were available and that such buyers were conducting exploration activities including the acquisition of prospects and the drilling of wells on such prospects. It believes that its marketing efforts were unsuccessful mostly because of uncertainties over the Cheniere litigation, primarily those matters relating to the Company's and Cheniere's Project lease ownership interests. Subsequent to the arbitration ruling in December 1998, the Company and Cheniere tentatively agreed to the resolution of certain matters in order that they could recommence their prospect marketing activities. However, market conditions have considerably deteriorated to the point that significantly fewer industry participants are actively acquiring oil and gas prospect interests.

     Although the Company believes that it will ultimately sell interests in its prospects, there can be no assurance that it will sell such interests in the near term and at sales prices that will be sufficient to permit it to expand its operations to levels comparable to the period before its restructuring. The Company cannot ascertain the duration of the current depressed market nor if it will be able to obtain alternate capital sources if an extended downturn exists into the year 2000. In addition, because each non-producing oil and gas lease acquired by the Company requires annual delay rental payments, if the Company does not successfully market Project prospects in the near term it may forfeit its interest in some number of leases due to insufficient cash resources to meet such commitments at the time such delay rentals are due. Because of these factors and its belief that such sale prices may not be sufficient to exceed the carrying value of the applicable prospects, the Company has recognized an unproved property impairment of $3,000,000 in the accompanying financial statements for 1998.

     Due to the adverse factors presented above, the Company has had to rely principally on available cash to continue its operations. However, in order to conserve its remaining cash resources, the Company has instituted certain cost reducing actions, including, but not limited to, employee terminations and negotiations of deferred or foregone compensation with key executives. By restructuring its operations for the near term the Company has narrowed its business strategy to focus its activities almost entirely on the marketing of prospects in order to achieve sufficient liquidity to maintain levels of operations.

     The Company does not expect to generate operating cash flow or net income in 1999 unless it sells substantial interests in Project prospects or interests in the Project itself. The Company contemplates that the sale of such interests would include prospect development commitments and financing provided by the purchasers coupled with retained interests and back-in rights to the Company, and additional cash consideration to the Company for recoupment of costs incurred in identifying such prospective interests. As generally required by the successful efforts method of accounting, the Company has expensed all of its costs in the Project as of December 31, 1998, and accordingly, any payments for the recoupment of non-capitalized costs would be treated as income to the Company. There can be no assurance that the Company will be successful in the selling of significant interests or in receiving payments for the recoupment of the Company's costs incurred to date on this Project. In addition, there can be no assurance that the Company will have sufficient cash available or be able to acquire new cash resources if the Company is not successful in selling its desired level of interests in a Project prospect or on terms that require little or no cash resources for prospect commitments. The Company does not presently maintain any credit facilities.

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

  The Company is unaware of any possible exposure from actual or potential claims or lawsuits involving environmental matters. As such, no liability is accrued at December 31, 1998.


YEAR 2000 COMPLIANCE

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define a specific year. Absent corrective actions, a computer program that has date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures, miscalculations or the corruption of databases, any of which could cause disruptions to various activities and operations. The Company has initiated assessments to identify the work efforts required to assure that systems supporting the business successfully operate beyond the turn of the century. The Company's program is designed to minimize the possibility of serious Year 2000 interruptions, which worst case scenarios include the interruption of a significant part of the Company's business as a result of critical information systems failures.

     There are two major components to the Company's computer based systems.
One system is an office wide local area network ("LAN") comprised of several personal computer ("PC") based servers and numerous PC workstations. This system contains numerous applications including, but not limited to, geological and geophysical interpretive programs, general office applications and accounting software. The other "system" is comprised of several networked workstations (called "UNIX systems") currently utilized by the Company in its geological and geophysical interpretive process. The Company employs geological and geophysical programs from both systems in such process. The Company does not rely significantly on outside parties for goods and services and thus does not expect any material impact from failures of outside parties due to Year 2000 issues.

     The Company has reviewed both systems and believes that its LAN system is materially compliant on Year 2000 issues. It does not expect to incur any material costs on its LAN system directly on Year 2000 issues and does not expect that any failures that could occur from such issues will materially affect its business. With regards to its UNIX systems, the Company has identified two areas that will require modifications for Year 2000 compliance if the Company continues its UNIX systems use. The Company does not consider the costs of modifications to one of these two areas to be material, but estimates that the cost to bring the other area into Year 2000 compliance will be a minimum of $75,000 and a maximum of $150,000. During 1999, the Company will review whether to maintain its UNIX systems capability and incur the costs of modification. The Company has not accrued any costs as of December 31, 1998 to bring any of its systems into compliance. If the Company chooses to maintain its UNIX systems capability, then it will recognize the cost of modifications at that time.

ITEM 7A.  QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk, including adverse changes in commodity prices.

     The Company operates principally in one industry and geographic segment - oil and gas exploration and production with a focus on marketing its Project
prospects.   The Company's primary market risk exposure is in the industry impact of the fluctuation of pricing of crude oil and natural gas, which is driven by the prevailing worldwide spot prices. Historically, prices received for oil and gas production have been volatile and unpredictable. Pricing volatility is expected to continue and could adversely impact the Company's ability to market its Project prospects. See Item 1 - "Risk Factors."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required by this Item are incorporated under Item 14 in Part IV of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT*

ITEM 11.    EXECUTIVE COMPENSATION*

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT*

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS*

--------------
* Items 10, 11, 12, and 13 are incorporated by reference to the registrant's Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after the close of the registrant's fiscal year.



                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  FINANCIAL STATEMENTS

        See "Index to Consolidated Financial Statements" set forth on page F-1.

(a)(2)  FINANCIAL STATEMENT SCHEDULES

        Not applicable.

(a)(3)  EXHIBITS

        See pages E-1 through E-3 for a listing of exhibits.

        The exhibits to this report have been included only with the copies of this report filed with the Securities and Exchange Commission. Copies of individual exhibits will be furnished to stockholders upon written request to Chief Accounting Officer, Zydeco Energy, Inc., 1710 Two Allen Center, 1200 Smith Street, Houston, Texas 77002 with payment of a reasonable fee.


(b)     REPORTS ON FORM 8-K

        The Company filed a Current Report on Form 8-K dated December 16, 1998, that announced the ruling by a three member arbitration panel in the arbitration proceedings brought by the Company against Cheniere Energy, Inc. and the terminations and resignations of 13 Company employees or approximately 52% of its total workforce.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas.

                                        ZYDECO ENERGY, INC.
                                        (Registrant)



Date:  March 30, 1999                   By: /s/ SAM B. MYERS JR.
                                            ---------------------------------
                                                Sam B. Myers, Jr.
                                            Chairman of the Board, President
                                                  CEO and COO


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


Signature                                                      Title                                Date
---------                                                      -----                                ----

/s/ SAM B. MYERS, JR.                      Chairman of the Board, Director, President,          March 30, 1999
----------------------------------         CEO And COO (Principal Executive Officer and
Sam B. Myers, Jr.                          Principal Financial and Accounting Officer)


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                             Page
                                                                             ----
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS...................................   F-2
CONSOLIDATED FINANCIAL STATEMENTS
     Consolidated Balance Sheets as of December 31, 1998 and 1997..........   F-3
     Consolidated Statements of Operations for the Three Years
          Ended December 31, 1998..........................................   F-4
     Consolidated Statements of Stockholders' Equity for the Three Years
          Ended December 31, 1998..........................................   F-5
     Consolidated Statements of Cash Flows for the Three Years
          Ended December 31, 1998..........................................   F-6
     Notes to Consolidated Financial Statements............................   F-7


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO THE STOCKHOLDERS AND THE BOARD OF DIRECTORS OF ZYDECO ENERGY, INC.:

We have audited the accompanying consolidated balance sheets of Zydeco Energy, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998, and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zydeco Energy, Inc. and subsidiaries as of December 31, 1998, and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has substantially used most of its capital resources which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability or classification of asset carrying amounts or the amount or classification of liabilities that might result should the Company be unable to continue as a going concern.


                                                   ARTHUR ANDERSEN LLP

Houston, Texas
March 21, 1999

                     ZYDECO ENERGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                             December 31,
                                                                                   ----------------------------------
                                                                                        1998               1997
                                                                                   ---------------    ---------------
                                        ASSETS
Current Assets
      Cash and Cash Equivalents                                                     $ 1,912,970        $12,200,306
      Oil and Gas Revenue Receivables                                                    47,916            151,957
      Exploration Receivable                                                                  -            102,524
      Prepaid Expenses                                                                   50,235            974,139
      Other Current Assets                                                              141,664             54,376
                                                                                    -----------        -----------
          Total Current Assets                                                        2,152,785         13,483,302

Oil & Gas Properties, Using Successful Efforts Method of Accounting
      Proved Properties                                                                 334,972            334,972
      Unproved Properties                                                             2,796,471             27,600
Equipment and Software, at Cost                                                       2,331,361          2,254,139
                                                                                    -----------        -----------
                                                                                      5,462,804          2,616,711
Less: Accumulated Depreciation, Depletion, and Amortization                          (2,167,489)        (1,667,021)
                                                                                    -----------        -----------
                                                                                      3,295,315            949,690
Investment in Wavefield Imaging Technology                                              928,229            933,409
Operating Bond and Other Assets                                                         313,329            310,049
                                                                                    -----------        -----------
TOTAL ASSETS                                                                        $ 6,689,658        $15,676,450
                                                                                    ===========        ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
      Accounts Payable                                                              $ 1,181,387          $ 436,941
      Accrued Liabilities                                                               330,041             52,541
                                                                                 ---------------    ---------------
          Total Current Liabilities                                                   1,511,428            489,482

Commitments and Contingencies (Note 11)

Stockholders' Equity
      Common Stock, Par Value $.001 Per Share; 50,000,000 Shares Authorized;
          11,338,351 and 11,318,351 Shares Issued;  10,357,096
          and 10,537,096 Shares Outstanding, Respectively                                11,338             11,318
      Additional Paid-In Capital                                                     24,531,668         24,499,688
      Accumulated Deficit                                                           (18,928,524)        (9,316,786)
      Less Treasury Stock, at Cost; 981,255 and 781,255
          Shares, Respectively                                                         (436,252)            (7,252)
                                                                                 ---------------    ---------------
          Total Stockholders' Equity                                                  5,178,230         15,186,968
                                                                                 ---------------    ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $ 6,689,658        $15,676,450
                                                                                 ===============    ===============

The accompanying notes are an integral part of these financial statements.

                     ZYDECO ENERGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Years Ended December 31,
                                                    ------------------------------------------------------
                                                         1998               1997                1996
                                                    ---------------    ---------------     ---------------
Revenues
      Oil and Gas Sales                               $   389,798       $ 1,066,689          $ 1,422,227
      Gain/(Loss) on Sales of Properties                  346,321          (108,385)              16,319
      Other                                                47,382                 -               31,500
                                                      -----------       -----------          -----------
                                                          783,501           958,304            1,470,046
Expenses
      Exploration Expenses
          Geological and Geophysical                    3,561,184         4,958,060              967,957
          Impairment of Unproved Properties             3,000,000                 -                    -
          Dry Hole and Other Costs                        148,285           112,393              699,566
      Production Costs                                     17,170            20,413               22,508
      Research and Development Costs                      409,240           128,010                    -
      Depreciation, Depletion, and Amortization           569,020           654,245              630,865
      General and Administrative                        2,987,570         1,560,861            1,256,489
                                                      -----------       -----------          -----------
                                                       10,692,469         7,433,982            3,577,385

Operating Loss                                         (9,908,968)       (6,475,678)          (2,107,339)

Other Income (Expense)
      Interest Income                                     297,352           336,513              293,414
      Interest Expense                                       (122)          (12,962)             (44,207)
                                                      -----------       -----------          -----------
                                                          297,230           323,551              249,207

Net Loss                                              $(9,611,738)      $(6,152,127)          (1,858,132)
                                                      ===========       ===========          ===========
Per Common Share-
          Weighted Average Number of
          Common Shares Outstanding
          (Basic and Diluted)                          10,365,106         7,951,438            6,168,798
                                                      ===========       ===========          ===========
Net Loss Per Common Share
          (Basic and Diluted)                             $ (0.93)          $ (0.77)             $ (0.30)
                                                      ===========       ===========          ===========

The accompanying notes are an integral part of these financial statements.

                     ZYDECO ENERGY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                             Convertible
                                           Preferred Stock                      Common Stock                     Additional
                                      --------------------------  -----------------------------------------       Paid-in
                                         Shares        Amount        Shares Outstanding          Amount            Capital
                                      ------------  ------------  ------------------------   --------------  -------------------
Balance at December 31, 1995             781,255       $ 781             5,781,275             $ 6,563          $ 9,495,053

Net Loss                                       -           -                     -                   -                    -
Options & Warrants Exercised for
   Common Stock                                -           -                31,154                  31                8,890
Adjustment for Fractional Shares
   Paid in Cash                                -           -                   (34)                  -                    -
Conversion of Preferred Stock to
   Common Stock                         (781,255)       (781)              781,255                 781                    -
                                        ---------      ------           -----------            --------         ------------
Balance at December 31, 1996                   -           -             6,593,650               7,375            9,503,943

Net Loss                                       -           -                     -                   -                    -
Options & Warrants Exercised for
   Common Stock                                -           -                13,450                  13               18,486
Issuance of Common Stock Related
   to the Wavefield Image, Inc.
   Acquisition                                 -           -               250,000                 250              924,750
Issuance of Common Stock Related
   to the Public Offering                      -           -             3,680,000               3,680           15,636,420
Costs of the Offering                          -           -                     -                   -           (1,583,911)
Adjustment for Fractional Shares
   Paid in Cash                                -           -                    (4)                  -                    -
                                        ---------      ------           -----------            --------         ------------
Balance at December 31, 1997                   -           -            10,537,096              11,318           24,499,688

Net Loss                                       -           -                     -                   -                    -
Options Exercised for Common Stock             -           -                20,000                  20               31,980
Acquisition of Treasury Stock                  -           -              (200,000)                  -                    -
                                        =========      ======           ===========            ========         ============
Balance at December 31, 1998                   -       $   -            10,357,096             $11,338          $24,531,668
                                        =========      ======           ===========            ========         ============


                                                                               Total
                                      Accumulated         Treasury         Stockholders'
                                         Deficit             Stock             Equity
                                    -----------------  ----------------   ----------------
Balance at December 31, 1995         $ (1,306,527)       $  (7,252)         $ 8,188,618

Net Loss                               (1,858,132)               -           (1,858,132)
Options & Warrants Exercised for
   Common Stock                                 -                -                8,921
Adjustment for Fractional Shares
   Paid in Cash                                 -                -                    -
Conversion of Preferred Stock to
   Common Stock                                 -                -                    -
                                     -------------       ----------         ------------
Balance at December 31, 1996           (3,164,659)          (7,252)           6,339,407

Net Loss                               (6,152,127)               -           (6,152,127)
Options & Warrants Exercised for
   Common Stock                                 -                -               18,499
Issuance of Common Stock Related
   to the Wavefield Image, Inc.
   Acquisition                                  -                -              925,000
Issuance of Common Stock Related
   to the Public Offering                       -                -           15,640,100
Costs of the Offering                           -                -           (1,583,911)
Adjustment for Fractional Shares
   Paid in Cash                                 -                -                    -
                                     -------------       ----------         ------------
Balance at December 31, 1997           (9,316,786)          (7,252)          15,186,968

Net Loss                               (9,611,738)               -           (9,611,738)
Options Exercised for Common Stock              -                -               32,000
Acquisition of Treasury Stock                   -         (429,000)            (429,000)
                                     =============       ==========         ============
Balance at December 31, 1998         $(18,928,524)       $(436,252)         $ 5,178,230
                                     =============       =========          ============



The accompanying notes are an integral part of these financial statements.

                     ZYDECO ENERGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Years Ended December 31,
                                                                    ---------------------------------------------------
                                                                         1998               1997             1996
                                                                    ----------------   ---------------  ---------------
Cash Flows from Operating Activities:
Net Loss                                                               $ (9,611,738)     $ (6,152,127)    $ (1,858,132)
Adjustments to Reconcile Net Loss to Net Cash
   Used in Operating Activities:
    Depreciation, Depletion, and Amortization                               569,020           654,245          630,865
    Impairment of Unproved Leases                                         3,000,000             6,570           28,005
    (Gain)/Loss on Sales of Properties                                     (346,321)          108,385          (16,319)
    Exploration and Dry Hole Costs                                        3,709,469         5,063,884        1,639,519
    Changes in Operating Assets and Liabilities
       (Increase) Decrease in Oil & Gas Revenue Receivables                 104,041           176,018         (260,951)
       (Increase) Decrease in Other Current Assets                          (67,003)           33,104         (105,193)
       Increase (Decrease) in Accounts Payable                              790,568           (18,763)        (185,288)
       Increase (Decrease) in Accrued Liabilities                            39,978           (72,276)        (123,095)
       Other                                                                 (6,721)           (6,085)               -
                                                                       ------------      ------------     ------------
    Net Cash Used in Operating Activities                                (1,818,707)         (207,045)        (250,589)

Cash Flows from Investing Activities:
    Additions to Oil and Gas Properties                                $ (5,753,010)        $ (37,347)      $ (507,377)
    Exploration and Dry Hole Costs                                       (2,557,121)       (5,044,471)      (1,639,519)
    Proceeds from the Sale of Properties                                    365,944           373,335           16,319
    Cost Recovery on Exploration Agreement                                        -                 -                -
    Net Change in Exploration Obligation                                    280,741        (1,051,461)          90,214
    Distributions to Exploration Participant                                      -        (2,114,638)        (217,704)
    Increase In Prepaid Computer Lease                                            -          (909,880)               -
    Purchases of Equipment and Software                                    (418,313)         (320,205)        (818,497)
    Investment in Wavefield Imaging Technology                               12,972           (25,272)               -
    Proceeds from the Sale of (Investment in) Marketable
       Securities, Net                                                            -           845,852       10,092,822
                                                                       ------------      ------------      -----------
    Net Cash Provided by (Used in) Investing Activities                  (8,068,787)       (8,284,087)       7,016,258

Cash Flows from Financing Activities:
    Treasury Stock Purchase                                            $   (429,000)     $          -      $         -
    Principal Payments of Capital Lease Obligations                               -          (157,537)        (160,693)
    Repayments of Short-Term Debt                                                 -                 -         (225,028)
    Proceeds from Options and Warrants Exercised                             32,000            18,499            8,921
    Proceeds from Common Stock Issuances, Net                                (2,842)       13,923,826                -
                                                                       ------------       -----------      -----------
    Net Cash Provided by (Used in) Financing Activities                    (399,842)       13,784,788         (376,800)
                                                                       ------------       -----------      -----------
Net Increase (Decrease) in Cash and Cash Equivalents                   $(10,287,336)      $ 5,293,656      $ 6,388,869
Cash and Cash Equivalents at Beginning of Year                           12,200,306         6,906,650          517,781
                                                                       ------------       -----------      -----------
Cash and Cash Equivalents at End of Year                               $  1,912,970       $12,200,306      $ 6,906,650
                                                                       ============       ===========      ===========
Cash Paid/(Received) during the Year for:
    Interest                                                                  $ 122          $ 12,962         $ 46,296

The accompanying notes are an integral part of these financial statements.

                     ZYDECO ENERGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

     Organization. Zydeco Energy, Inc. was incorporated in Delaware in June 1993, as a "special purpose acquisition corporation" under the name TN Energy Services Acquisition Corp. ("TN Energy"), for the purpose of raising funds and acquiring an operating business engaged in the energy services industry. Other than its efforts to acquire an energy services business, TN Energy did not engage in any business activities prior to December 1995. On December 20, 1995, TN Energy acquired all the outstanding common stock and preferred stock of Zydeco Exploration, Inc. ("Zydeco") pursuant to a merger (the "TN Acquisition") and changed its name to Zydeco Energy, Inc. As used herein, unless the context indicates otherwise, the term "Company" refers to Zydeco Energy, Inc., and its wholly-owned subsidiaries, Zydeco Exploration, Inc., Wavefield Image, Inc., and Eastern Energy, Inc.

     The Company is engaged in identifying drilling prospects, acquiring leases, drilling, and producing reserves from those properties utilizing advanced 3D seismic technology. The Company's current focus is to explore for oil and gas in the Louisiana Transition Zone, the region of land and shallow waters within a few miles of the Louisiana shoreline. The Company's future operations are dependent upon a variety of factors, including, but not limited to, sale of oil and gas prospects, successful application of 3D seismic evaluation and interpretation expertise in developing oil and gas prospects, profitable exploitation of future prospects, and the Company's ability to access capital sources necessary for continued growth. See "Note 2 - Financial Results and Liquidity."

     SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation. For accounting purposes, the TN Acquisition has been treated as a recapitalization of Zydeco with Zydeco as the acquiror (reverse acquisition). The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries, Zydeco Exploration, Inc., Wavefield Image, Inc. (since July 1, 1997) (see "Note 4
     - Acquisitions") and Eastern Energy, Inc. (since March 4, 1998). All significant intercompany transactions have been eliminated in consolidation.

     In connection with the Company's exploration agreements (See "Note 3 - Exploration Agreements"), advances to the Company are treated as exploration obligations and expenditures made by the Company pursuant to the exploration agreement are charged against the related exploration obligation. No costs or expenses incurred pursuant to the exploration agreement is recognized by the Company until the Company, pursuant to the terms of the exploration agreement, begins sharing in such costs.

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

                     ZYDECO ENERGY, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

     Equipment. Hardware and software associated with the 3D seismic technology equipment, office furniture and equipment, and leasehold improvements are recorded at cost, and the related depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, which range from 2 to 7 years.

     Impairment of Long-Lived Assets. In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", management reviews its long-lived assets (i.e., proved oil and gas properties) whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. If the carrying amounts of any of the Company's proved oil and gas properties are greater than their projected undiscounted future cash flows, an impairment loss to adjust such assets to fair value is recognized. The determination of future cash flows may be based on a variety of factors including, but not limited to, current proved oil and gas reserve estimates and current oil and gas prices and costs. Management's estimates of fair value may also reflect a discount factor on future cash flows consistent with the rate used by the Company in other fair-value determinations. Through December 31, 1998, no material loss has been recognized.

     Income Taxes. The Company follows SFAS No. 109 "Accounting for Income Taxes" which requires the asset and liability approach to accounting for income taxes. Under this approach, deferred income taxes are determined based upon differences between the financial statement and tax bases of the Company's assets and liabilities and operating loss carryforwards using enacted tax rates in effect for the years in which the differences are expected to reverse. Deferred tax assets are recognized if it is more likely than not that the future tax benefit will be realized.

     Oil and Gas Revenues. Oil and gas revenues are recorded using the entitlements method of accounting, whereby the Company recognizes oil and gas revenues as its entitled share is produced. Individually and in the aggregate, the Company has no material gas imbalances as of December 31, 1998.

     Earnings Per Share. Basic earnings per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based on the weighted average shares of common stock plus the assumed issuance of common stock for all potentially dilutive securities. The Company's common stock options, common stock warrants, and convertible preferred stock are potential common shares but were anti-dilutive in all periods presented.

     Treasury Stock. Treasury stock is recorded at cost. Of the 981,255 common shares held in treasury, 781,255 common shares were purchased in January 1995 at a cost of $7,252 from an officer of the Company in consideration for an overriding royalty interest in certain properties in which the Company had an interest at the time of the treasury stock purchase. The Company had no proved reserves at the time of the transaction. This cost was determined on the basis of a pro-rata allocation of the Company's accumulated cost in unproved properties at the time of the transaction in comparison to the net revenue interest transferred. The remaining 200,000 common shares were purchased on January 15, 1998 from a former employee at the then current market price.

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates with regard to these financial statements include the estimate of proved oil and gas reserve volumes and the related discounted future net cash flows therefrom. See "Note 14 - Oil and Gas Producing Activities".

     Reclassifications. Certain reclassifications of prior period amounts have been made to conform with current year presentation.

                     ZYDECO ENERGY, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


2.   FINANCIAL RESULTS AND LIQUIDITY

     The Company has incurred net losses of $9,611,738, $6,152,127 and $1,858,132 in 1998, 1997 and 1996, respectively. The Company is principally engaged in one industry and geographic segment, oil and gas exploration and production, and has concentrated its exploration efforts since early 1996 in an area of the Louisiana Transition Zone, known as the West Cameron Seismic Project ("Project"). Since inception of the Project, the Company and Cheniere have expended $21,640,171 pursuant to the terms of that Project's agreement. In addition, during 1998 the Company expended $5,753,010 on unproved property costs, almost all of which were on prospects within the Project. See Note 3 - "Exploration Agreements" for a description of that activity. The source of funding for these activities has come from funds generated from public and private equity offerings, cash flow from the Company's operations, and cash payments made to it under the Cheniere Exploration Agreement. Sources of funds include approximately $24.1 million from the sale of securities in 1993, 1994, 1995 and 1997, and $16.4 million provided under the Cheniere Exploration Agreement.

     During early 1998, the Company anticipated that near term cash needs would be satisfied from a combination of available cash, sales of interests in Project prospects, sale(s) of interests in the Project itself and payments by Cheniere mandated by the arbitration panel convened to rule in the Cheniere litigation matters. The Company expected that cash inflows principally from prospect sales as well as available cash would be sufficient to bridge most of its interim cash needs. In the short term and thereafter, other sources of cash may have been sought through the issuance of additional equity securities, including the exercise of outstanding warrants and options on the Company's common stock. Also, in the event of successful oil and gas well completions, the Company anticipated that revenues of oil and gas sales as well as potential credit facilities could provide additional sources of cash.

     During mid 1998 subsequent to the acquisition of most of its current inventory of Project leases, the Company commenced marketing activities with a view to selling interests in Project prospects that were ready for sale. The Company understands that during this period suitable buyers were available and that such buyers were conducting exploration activities including the acquisition of prospects and the drilling of wells on such prospects. It believes that its marketing efforts were unsuccessful mostly because of uncertainties over the Cheniere litigation, primarily those matters related to the Company's and Cheniere's Project lease ownership interests. Subsequent to the arbitration ruling in December 1998, the Company and Cheniere informally agreed to the resolution of certain matters in order that they could recommence their prospect marketing activities. However, market conditions have considerably deteriorated to the point that a significantly fewer industry participants are actively acquiring oil and gas prospect interests.

     Although the Company believes that it will ultimately sell interests in its prospects, there can be no assurance that it will sell such interests in the near term and at sales prices that will be sufficient to permit it to expand its operations to levels comparable to the period before its restructuring. The Company cannot ascertain the duration of the current depressed market nor if it will be able to obtain alternate capital sources if an extended downturn exists into the year 2000. In addition, because each non-producing oil and gas lease acquired by the Company requires annual delay rental payments, the Company may forfeit its interest in some number of leases due to insufficient cash resources to meet such commitments at the time such delay rentals are due. Because of these factors and its belief that such sale prices may not be sufficient to exceed the carrying value of the applicable prospects, the Company has recognized an unproved property impairment of $3,000,000 in the accompanying financial statements for 1998.

                     ZYDECO ENERGY, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


     Due to the adverse factors presented above, the Company has had to rely principally on available cash to continue its operations. However, in order to conserve its remaining cash resources, the Company has instituted certain cost reducing actions, including, but not limited to, employee terminations and negotiations of deferred or foregone compensation to key executives. By restructuring its operations, for the near term the Company has altered its business strategy to more narrowly focus its activities almost entirely on the marketing of prospects in order to achieve sufficient liquidity to maintain minimum levels of operations.

     Should the Company be successful in selling interests in its prospects or an interest in the Project itself in the near term, sufficient capital may be raised to expand its operations. In addition, the Company will continue to seek other sources of capital including, but not limited to, the issuance of equity securities. There can be no assurance that the Company will be successful in selling interests in its prospects, the Project or issuing equity securities or obtaining any other form of financing. The uncertainties about the Company's future cash flows and the lack of firm commitments for additional capital at this time raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability or classification of asset carrying amounts or the amount or classification of liabilities that might result should the Company be unable to continue as a going concern.


3.   EXPLORATION AGREEMENTS.

     Fortune Exploration Agreement. In February 1995, Zydeco entered into an Exploration Agreement (the "Fortune Agreement") with a predecessor of Fortune Petroleum Corporation ("Fortune"). Under the Fortune Agreement, Fortune advanced $4.8 million in a series of payments to purchase a 50% interest in certain potential prospects ("Prospects") owned by the Company and to fund the initial development of the potential Prospects. At December 31, 1997, inception-to-date expenditures under the Fortune Agreement aggregated approximately $2,256,823, net of interest earned of $209,731 and revenue from the farmout and sale of interests of $277,154. Pursuant to the terms of the Fortune Agreement, in June 1997, at the request of Fortune, the Company returned $2,153,645 to Fortune, representing the unexpended funds previously advanced to the Company under the Fortune Agreement. The Company retained its undivided working interest in each of the properties acquired under the Fortune Agreement. Substantially all the cost of lease acquisition and seismic data acquisition had been incurred at the time of Fortune's election. The Company does not expect to incur any significant additional expenditures pursuant to the terms of such agreement.

     Cheniere Exploration Agreement and Litigation. In April 1996, the Company executed an Exploration Agreement (the "Cheniere Agreement") with Cheniere Energy Operating Co., Inc., a wholly owned subsidiary of Cheniere Energy, Inc. and formerly known as FX Energy, Inc., (collectively "Cheniere") covering an area of land and waters in western Cameron Parish, Louisiana ("Project"). The Cheniere Agreement, as amended, provided for Cheniere to fund the first $13.5 million of costs plus 50% of costs in excess of $13.5 million of the Project. The costs covered by the Cheniere Agreement included, but were not limited to, 3D seismic acquisition costs, including the purchase of seismic rights or lease options on the related onshore acreage of the Project, the purchase of other 3D seismic data, and processing of seismic data over the Project area.

     On April 17, 1998, Zydeco Exploration, Inc. filed a petition with the American Arbitration Association for arbitration in order to resolve certain disputes that arose with Cheniere. The arbitration claim sought to resolve differences over Cheniere's funding obligations, the parties' ownership in various leases and prospects, the scope of pre-drilling activities that Cheniere can conduct within the Project area, the dissemination by Cheniere of confidential seismic data covering the Project area, and a wide variety of related issues. Cheniere filed a counterclaim in the arbitration action, and the pleadings were amended to include Zydeco Energy, Inc. as well as Zydeco Exploration, Inc. (collectively "Zydeco").

                     ZYDECO ENERGY, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


     On December 9, 1998, the three-member arbitration panel issued its decision in the arbitration proceedings brought by Zydeco against Cheniere. In its ruling, the panel confirmed Zydeco's position as program manager but recognized Cheniere's independent right to identify prospects and acquire leases in the West Cameron Seismic Project area. The arbitration panel directed that Cheniere has the right to participate with a 50% working interest in most of the leases acquired by Zydeco or in prospects designated by Zydeco. Cheniere, however, must exercise its right of participation and pay its share of such costs within a thirty-day period following Zydeco's formal notice of prospect designation. For each prospect, Zydeco has the sole right to undertake the management and control of all prospect development for a reasonable period not to exceed 90 days following such formal notice. The arbitration panel also ruled that project seismic costs generally incurred after December 31, 1997, are not reimbursable to Zydeco as seismic costs. The Company believed that such costs, either in part or in whole, should be recouped from Cheniere as prospect costs. In addition, if certain criteria are met, then sale proceeds from certain marketing activities would be paid to Cheniere until Cheniere recoups $13.5 million of its investment in the project. Zydeco and Cheniere would share any such sales above that amount equally. Neither party received any damage awards or recovery of legal costs.

     As a result of the arbitration panel's decision, Zydeco and Cheniere informally agreed to share responsibilities and ownership for certain activities incurred in the maintenance, marketing and sale of prospects generated and assembled by the parties. Except for the costs of one prospect and certain other activities, neither party would seek reimbursement from the other for seismic and prospect costs generally incurred prior to the arbitration ruling. After considering the arbitration panel's ruling and the two parties' informal agreement, Cheniere's and Zydeco's share of third party and processing costs incurred pursuant to the terms of the Cheniere Agreement was approximately $16,423,398 and $5,216,773, respectively, from inception to December 31, 1998. Project seismic costs amounting to $1,146,688 that previously had been attributable to Cheniere were charged to exploration expense. In addition, the Company paid approximately $5,753,010 for unproved leases during 1998.

4.   ACQUISITIONS.

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

                     ZYDECO ENERGY, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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

     On July 1, 1997, the Company acquired all of the outstanding capital stock of Wavefield Image, Inc. ("Wavefield"), a privately held company that develops and licenses a seismic data processing technique known as Wavefield Imaging Technology. The Company utilized Wavefield Imaging Technology in its West Cameron Seismic Project pursuant to a license agreement entered in May 1996. Pursuant to the terms of the acquisition agreement between the Company and the shareholders of Wavefield, the Company issued 100,000 shares of the Company's common stock at closing to the shareholders of Wavefield and an additional 150,000 shares of such stock to the former Wavefield shareholders in connection with the issuance of a patent on the Wavefield Imaging Technology by the United States Patent and Trademark Office. In connection with the issuances of Common Stock, the Company recorded an investment in the Wavefield Imaging Technology of $950,068 based on the prices of the Company's Common Stock on July 1, 1997, and December 2, 1997, the date of the patent issuance. The Company is amortizing this investment over approximately 19 years (the life of the patent received). Amortization for 1998 was $46,389. The historical operations of Wavefield were not significant to the Company's financial position or results of operations. The acquisition through the issuance of Common Stock was a non-cash investing activity and accordingly, has been excluded from the Consolidated Statements of Cash Flows.


5.   INCOME TAXES.

     Significant components of the Company's deferred tax liabilities and assets are as follows:
                                                       December 31,
                                             ----------------------------------
                                                  1998               1997
                                             ---------------    ---------------
     Deferred Tax Liability                   $          -        $         -
                                              =============       ============
     Deferred Tax Assets
          Carryforwards                       $   2,522,586       $  2,052,298
          Book/Tax Differences in Basis
             of Oil and Gas Assets                3,881,934          1,163,414
          Less Valuation Allowance               (6,404,520)        (3,215,712)
                                              -------------       ------------
     Total Deferred Tax Assets                $          -        $         -
                                              =============       ============
     Net Deferred Tax Liability               $          -        $         -
                                              =============       ============

     As of December 31, 1998, the Company had a net operating loss carryforward for federal income tax purposes of approximately $7,419,371, which will be available to reduce future taxable income. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period. Because of the current uncertainty of realizing such tax asset in the future, a valuation allowance has been recorded equal to the amount of the

                     ZYDECO ENERGY, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

     net deferred tax asset, which caused the Company's effective tax rate to differ from the statutory income tax rate. The net operating loss carryforward, if not utilized, will begin to expire in the year 2009. In addition, the company has available $339,003 of statutory depletion as carryforward to apply against future taxable income.

6.   INDEBTEDNESS.

     Capital Lease - Computer Hardware. In 1997, the Company completed its payments under a capital lease for certain computer hardware assumed from an affiliate of Mr. Sam B. Myers, Jr. in 1994. Amortization expense, calculated on a three-year, straight-line basis, aggregated $474,284 as of December 31, 1997. This lease had a stated interest rate of 19.45%. The lease was collateralized by the computer equipment utilized under the lease.

     Operating Leases. The Company incurred rental expense of $247,164, $151,006, and $125,734 in 1998, 1997, and 1996, respectively, in connection with its office leases. See "Note 8 - Related-Party Transactions". In addition, on December 1, 1997, the Company prepaid $1,091,856 for a 12-month operating lease, commencing on November 1, 1997, on a Hewlett-Packard SPP2000 supercomputer used in its 3D seismic processing. The Hewlett-Packard lease was not renewed. At December 31, 1998, future minimum lease payments for leases having initial or remaining noncancelable lease terms in excess of one year are presented below:

                      Year                   Amount
                  ------------           ----------------
                      1999                  $78,487
                      2000                  $ 7,843
                      2001                  $ 2,395
                      2002                  $     -
                      2003 and thereafter   $     -


7.   COMMON STOCK, CONVERTIBLE PREFERRED STOCK, AND WARRANTS.

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

                     ZYDECO ENERGY, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



     Placement Warrants. In connection with a 1994 Private Placement in December 1994, Zydeco issued 72,268 Common Stock purchase warrants ("Placement Warrants") to the participating placement agents, each of which entitles the holder to purchase one share of Common Stock at an exercise price of $1.60 per share at any time prior to their expiration on December 2, 1999. These warrants are subject to a cashless exercise provision (i.e., the exercise price may be satisfied by canceling a number of unexercised warrants valued by the difference between the exercise price and the market value of the shares). The initial value of such warrants issued in connection with the private placement was immaterial. No Placement Warrants had been exercised prior to 1996. In 1997 and 1996, Placement Warrants were exercised for 1,888 and 29,592 shares of Common Stock, respectively, net of 573 and 9,575 warrant shares, respectively, tendered in satisfaction of the exercise price. At December 31, 1998, there were 30,640 unexercised Placement Warrants outstanding.

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

     The Company also issued, in connection with the IPO, an aggregate of $150,000 of promissory notes to certain accredited investors. These notes bore interest at the rate of 10% per annum and were repaid on the consummation of the Public Offering with accrued interest thereon. In addition, the investors were issued 300,000 Redeemable Warrants valued at a nominal amount. At December 31, 1998, no Redeemable Warrants had been exercised.

     Unit Purchase Options. Also on December 21, 1993, the Company sold to the underwriters in the IPO and their designees, for nominal consideration, the right to purchase up to 195,652 units ("Unit Purchase Options") as adjusted for the Offering completed on August 26, 1997. Each Unit Purchase Option consists of one share of Common Stock and two Common Stock Purchase Warrants. Each Common Stock Purchase Warrant entitled the holder to purchase one share of Common Stock under terms similar to the terms of the Redeemable Warrants except that the Common Stock Purchase Warrants are not redeemable. The Unit Purchase Options were exercisable at $5.06 per unit ("Option Exercise Price"), as adjusted, until December 13, 1998, when they expired. In addition, the Common Stock Purchase Warrants were exercisable at $5.50 per warrant, and expired on the same date as the Unit Purchase Options. The Unit Purchase Options contained anti-dilution provisions providing for adjustment of the Option Exercise Price upon the occurrence of certain events, including the issuance of shares of Common Stock or other securities convertible into or exercisable for shares of Common Stock at a price per share less than the Option Exercise Price or the market price of the Common Stock, or in the event of any recapitalization, reclassification, stock dividend, stock split, stock combination, or similar transaction. No Unit Purchase Options were exercised prior to their expiration.

     Non-Redeemable Bridge Warrants. In December 1995, in connection with arranging the Bridge Financing, the Company issued to the Bridge Lenders warrants to purchase 225,028 shares of Common Stock ("Non-Redeemable Bridge Warrants"), at an exercise price of $5.33 per share. The terms of the Non-Redeemable Bridge Warrants are identical to the terms of the Redeemable Warrants, except that they are not redeemable and are subject to a cashless exercise provision. At December 31, 1998, no Non-Redeemable Bridge Warrants had been exercised.

                     ZYDECO ENERGY, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


8.   RELATED-PARTY TRANSACTIONS.

     On December 30, 1998, the Company sold a 6.25% working interest participation in a prospect to a limited partnership whose president and a vice president are the children of the Company's Chairman. The agreement provides that the limited partnership pay to the Company a total consideration of $204,000 for this interest which included the turnkey cost of drilling this prospect's first well. Pursuant to the terms of the agreement with such limited partnership, the basis of this partnership's participation in this prospect is on comparable terms of participation by an unrelated party. In connection with the informal agreement with Cheniere discussed in Note 3 - "Exploration Agreements - Cheniere Exploration Agreement and Litigation", the Company and Cheniere agreed to share all proceeds attributable to the sale of Project prospects, including cash and promoted interests. Cheniere's estimated share of the total consideration paid by the limited partnership is approximately $64,000. Subsequent to December 31, 1998, this prospect's first well was drilled and amounts related to the turnkey portion were earned by the Company. The Company and the limited partnership did not participate in a completion attempt on this well. The Company will expense approximately $500,000 as dry hole expense in the 1999 first quarter, such amount net of the Company's share of the turnkey contribution. (See "Note 12 - Subsequent Events"). The agreement also provides that the limited partnership has a one-time option to acquire a 6.25% working interest participation in an adjacent prospect for $62,500 and to pay its pro-rata share of the second prospect's drilling costs on a promoted basis.

     In connection with the acquisition of Wavefield, the Company agreed to assume the remaining office lease obligation of a shareholder of Wavefield who became an officer of the Company. The offices were used by Wavefield and the Wavefield shareholders. The remaining term of the lease at December 31, 1998 was 10 months requiring the payment of monthly rentals of $5,585. The Company expensed $66,367 and $33,510 during the years ended December 31, 1998 and 1997, respectively, related to the lease.

     In 1996, the Company licensed software and purchased related software maintenance services aggregating $325,768 from the subsidiary of an unaffiliated company. Subsequently, in October 1996, an officer and director of the Company became a director of the unaffiliated parent company. Software and services provided by the vendor aggregated $262,380 for the year ended December 31, 1997. The unaffiliated parent company sold its vendor subsidiary during 1997.

     The Company engaged the services of a law firm, including the services of a partner in the firm who is a relative of an officer and director of the Company. The Company incurred costs of approximately $176,505, $220,343, and $109,902 to this firm during the years ended December 31, 1998, 1997, and 1996, respectively.

     Effective January 1, 1995, Zydeco assumed an obligation for office facilities under an operating lease agreement expiring in March 1997, from a Myers Affiliate where certain officers of the Company were, at the time, also officers and/or directors of the Myers Affiliate. The lease agreement required base monthly payments of $3,122. In connection with the relocation of the Company's offices in June 1996, the Company bought out the remaining nine month term under this lease for $24,615. Rental expense related to this lease was $44,887 and is included in general and administrative expenses for the year ended December 31, 1996.

9.   STOCK OPTION PLANS.

     At December 31, 1998, the Company had three stock-based compensation plans, which are described below. Each plan provides for the granting of options generally at not less than the per share market price on the date of grant. The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's three stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123 "Accounting for Stock-Based Compensation", the Company's net loss and net loss per common share would have been increased to the pro forma amounts indicated below:

                     ZYDECO ENERGY, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                                      1998           1997           1996
                                                 ------------    ------------   ------------
     Net Loss                      As Reported   $ (9,611,738)   $(6,152,127)   $(1,858,132)
                                   Pro Forma     $(10,482,914)   $(6,854,165)   $(2,296,904)

     Net Loss Per Common Share     As Reported   $      (0.93)   $     (0.77)   $     (0.30)
       (Basic and Diluted)         Pro Forma     $      (1.01)   $     (0.86)   $     (0.37)

     For purposes of the above proforma disclosure, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998, 1997, and 1996, respectively: no dividend yield for each of the three years, expected volatility of .56, .51, and .52, respectively, risk-free interest rates of 5.9%, 6.5% and 5.2%, respectively, and expected lives of 10 years for all options. In connection with the above assumptions, the estimated weighted average fair value of options granted in 1998, 1997, and 1996, is $1.69, $3.85, and $4.07 per share, respectively.

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

     Information about the Company's stock option plans for each of the three years in the period ended December 31, 1998, is set forth below:

                     ZYDECO ENERGY, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                           1998                      1997                   1996
                                 ----------------------   -----------------------  ----------------------
                                              Average                   Average                 Average
                                  Shares    Grant Price     Shares    Grant Price    Shares   Grant Price
                                --------- -------------   ---------  ------------  ---------  -----------
Outstanding at January 1        1,768,632     $3.33        1,444,694      $2.91     1,006,256      $1.60
  Granted                         221,000      2.21          504,000       5.55       540,000       6.06
  Exercised                       (20,000)     1.60          (11,562)      1.60        (1,562)      1.60
  Forfeited and Expired          (468,626)     4.73         (168,500)      6.55      (100,000)      6.69
                                ---------                  ---------                ---------
Outstanding at December 31      1,501,006      2.75        1,768,632       3.33     1,444,694       2.91
                                =========                  =========                =========
Shares Exercisable at
  December 31                   1,218,506      2.40          855,317       2.18       501,565       1.60
                                =========                  =========                =========
Shares Available for Future
  Grant                           464,000                    219,500                  555,000(1)
                                =========                  =========                =========
Average Fair Value of Shares
  Granted During Year           $    1.69                  $    3.85                $    4.07
                                ---------                  ---------                ---------

                                     Shares Outstanding                 Shares Exercisable
                              ---------------------------------     --------------------------
                                           Weighted   Weighted                       Weighted
                                            Average    Average                        Average
      Range of                             Remaining    Grant                          Grant
    Grant Prices               Shares        Life       Price          Shares          Price
---------------------         ---------------------------------     --------------------------
$1.00 to      $3.00           1,098,256     7 years      $1.70          983,756         $1.61
 3.00 to       5.00               4,000     8 years       4.94            1,000          4.94
 5.00 to       7.00             398,750     8 years       5.76          233,750          5.69
                              ---------                               ---------
 1.00 to       7.00           1,501,006     7 years       2.78        1,218,506          2.40
                              =========                               =========

------------
(1) Includes shares approved by the Company's shareholders at the May 15, 1997 Annual Meeting of Shareholders.

                     ZYDECO ENERGY, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


10.  SEGMENT INFORMATION.

     In June 1997, the Financial and Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This standard requires that companies report certain information about operating segments in complete sets of financial statements and in condensed financial statements of interim periods for fiscal years beginning after December 15, 1997. The Company adopted this statement for the fiscal year ending December 31, 1998. The Company operates principally in one industry and geographic segment - oil and gas exploration and production and as such the adoption of SFAS No. 131 had no impact on the Company's financial statements.

     Major Customers. Oil and gas sales to two customers of $348,636 and $24,892 in 1998, to two customers of $829,732 and $236,957 in 1997, and to two customers of $1,030,424 and $391,803 in 1996, each constituted more than 10% of consolidated revenue for such years.

11.  COMMITMENTS AND CONTINGENCIES.

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

     In May 1996, the Company entered into a two year license agreement with Wavefield Image, Inc. to use a proprietary 3D seismic processing known as the Wavefield Imaging Technology, which required the payment of annual royalties. In July 1997, the Company acquired 100% of the outstanding capital stock of Wavefield Image, Inc., the owner of this technology (See "Note 4 - Acquisitions".)

12.  SUBSEQUENT EVENTS.

     On January 11, 1999, the Company and Cheniere sold a seismic option for $500,000 to an unaffiliated industry participant. Pursuant to the terms of the seismic option agreement, the industry participant had 35 days to exercise the right to acquire an interest in any or all of three specific prospects developed from the Company's West Cameron Seismic Project. The industry participant did not exercise its right of acquisition. In accordance with the tentative agreement with Cheniere Energy, Inc. (See
     Note 3 - "Exploration Agreements"), the Company and Cheniere shared the option proceeds on the basis of 45% and 55%, respectively. The Company will record its $225,000 share of the proceeds in the 1999 first quarter as a reduction to its carrying value of unproved properties.

     On March 12, 1999, total drilling depth was reached in a well operated by the Company. The Company subsequently declined to participate in a completion attempt and non-consented the proposed operation pursuant to the terms of that well's operating agreement. The Company's estimated share of total well costs, amounting to approximately $500,000, will be expensed as dry hole expense in the 1999 first quarter. The cost of the related prospect, amounting to approximately $277,000, was fully impaired as of December 31, 1998.

                     ZYDECO ENERGY, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


13.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED).

     Results of operations by quarter for the years ended December 31, 1998 and 1997 are set forth in the following table.

                                                                                   Quarter Ended
                                                           ----------------------------------------------------------------
                                                             March 31        June 30         September 30      December 31
                                                           ------------   -------------     --------------   --------------
     1998
        Operating Revenues                                $    124,140     $   113,506       $   147,113       $   398,742
        Operating Loss                                      (1,344,627)     (1,504,995)       (1,599,257)       (5,472,681)
        Net Loss                                            (1,205,774)     (1,407,172)       (1,558,434)       (5,440,358)

        Net Loss Per Common Share (Basic and Diluted)      $     (0.12)    $     (0.14)      $     (0.15)      $     (0.53)

      1997
        Operating Revenues                                 $   373,994     $   257,329       $   437,877       $  (110,896)
        Operating Loss                                        (617,148)     (1,746,203)       (2,040,287)       (2,072,040)
        Net Loss                                              (565,617)     (1,701,400)       (1,956,578)       (1,928,532)

        Net Loss Per Common Share (Basic and Diluted)      $     (0.09)    $     (0.26)      $     (0.24)      $     (0.18)

                     ZYDECO ENERGY, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

14.  OIL AND GAS PRODUCING ACTIVITIES.

     Results of Operations from Oil and Gas Producing Activities

     The results of operations for oil and gas producing activities for the years indicated are presented below:

                                                                        Year Ended December 31,
                                                          -----------------------------------------------------
                                                               1998               1997               1996
                                                          ---------------     --------------     --------------
      Oil and Gas Sales                                    $    389,798        $  1,066,689       $ 1,422,227
      Production (Lifting) Costs                                (17,170)            (20,413)          (22,508)
      Dry Hole and Other Costs                                 (148,285)           (112,393)         (699,566)
      Impairment of Unproved Properties                      (3,000,000)                  -                 -
      Geological and Geophysical Expenses                    (3,561,184)         (4,958,060)         (967,957)
      Depreciation, Depletion, and Amortization (1)            (424,669)           (566,271)         (592,996)
      Income Tax Benefit (Provision)                                  -                   -                 -
                                                          -------------        ------------       -----------
      Results of Operations from Oil
            and Gas Producing Activities                   $ (6,761,510)       $ (4,590,448)      $  (860,800)
                                                          =============        ============       ===========

      (1)  Includes depreciation on seismic computer hardware and software.


     CAPITALIZED COSTS RELATED TO OIL AND GAS PRODUCING ACTIVITIES

     The following table presents total capitalized costs of proved and unproved oil and gas properties and associated accumulated depreciation, depletion, and amortization:

                                                                                 December 31,
                                                                      -----------------------------------
                                                                           1998                1997
                                                                      ----------------    ---------------
     Proved Oil and Gas Properties, at Cost                              $    334,972        $   334,972
     Unproved Oil and Gas Properties                                        2,796,471             27,600
     Equipment and Software                                                 1,974,028          1,908,818
     Less - Accumulated Depreciation, Depletion, and Amortization          (1,969,652)        (1,521,693)
                                                                         ------------        -----------
     Net Capitalized Costs                                               $  3,135,819        $   749,697
                                                                         ============        ===========

     COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION, EXPLORATION AND DEVELOPMENT ACTIVITIES

     Presented below are costs incurred in oil and gas property acquisition, exploration and development activities:

                                                                  Year Ended December 31,
                                                   -------------------------------------------------------
                                                        1998                 1997               1996
                                                   ----------------     ----------------    --------------
     Proved Property Acquisition Costs                $        -           $   34,188          $        7
     Unproved Property Acquistion Costs                5,753,010               27,600             507,370
     Exploration Costs                                 3,734,900            5,070,453           1,639,519
     Equipment and Software Additions                     92,378              565,163             569,973
                                                      -----------          -----------         ----------
     Total for Year                                   $9,580,288           $5,697,404          $2,716,869
                                                      ===========          ===========         ==========

                     ZYDECO ENERGY, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

     RESERVE QUANTITY INFORMATION (UNAUDITED)

     The following unaudited information has been provided pursuant to SFAS No. 69, "Disclosures about Oil and Gas Producing Activities". There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production, including many factors beyond the control of the Company. The estimation of reserve quantities results from a process that cannot be measured in an exact way and employs judgements made by the Company's independent petroleum engineering firms. Accordingly, reserve estimates are often different from quantities of oil and gas that are ultimately recovered. The Company's proved oil and gas reserves were estimated by Petroleum Professionals International, LP as of December 31, 1998 and by Ryder Scott Company, Petroleum Engineers as of December 31, 1997 and 1996.

     PROVED DEVELOPED RESERVE QUANTITIES (UNAUDITED)

     The Company's oil and gas producing activities have been conducted solely in the United States. The Company had no proved undeveloped reserves at December 31, 1998, 1997, and 1996. The following table sets forth the changes in the Company's total proved reserves (all of which are developed) for the years ended December 31, 1998, 1997, and 1996:

                                                                                  December 31,
                                                             -------------------------------------------------------
                                                                  1998                1997               1996
                                                             ---------------     ---------------    ----------------
                                                                                   Oil (Bbls)
     Total Proved Reserves:
          Proved Oil Reserves at the Beginning of the Year        2,614              10,052              15,899
          Extensions, Discoveries, and Other Additions                -                   -                   -
          Revisions of Previous Estimates                        (1,158)              1,939              14,339
          Production                                             (1,187)             (9,377)            (20,186)
                                                               ---------           --------            --------
          Proved Oil Reserves at the End of the Year                269               2,614              10,052
                                                               =========           ========            ========

                                                                              Gas (Mcf)

          Proved Gas Reserves at the Beginning of the Year      104,000             243,000             492,000
          Extensions, Discoveries, and Other Additions                -                   -                   -
          Revisions of Previous Estimates                       167,333             197,730             123,678
          Production                                           (165,762)           (336,730)           (372,678)
                                                               ---------           --------            --------
          Proved Gas Reserves at the End of the Year            105,571             104,000             243,000
                                                               =========           ========            ========
     Proved Developed Reserves:
          End of Year - Oil (Bbls)                                  269               2,614              10,052
                                                               =========           ========            ========
                        Gas (Mcf)                               105,571             104,000             243,000
                                                               =========           ========            ========

                     ZYDECO ENERGY, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


     STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVE QUANTITIES (UNAUDITED)

     The information that follows has been developed by the Company pursuant to procedures prescribed by SFAS No. 69 and utilizes reserve data estimated by the Company's independent petroleum engineering firms. In addition to the above discussion of uncertainties in estimated reserve quantities, the following calculations are based on year-end prices, costs and statutory tax rates that relate to existing proved oil and gas reserves in which the Company has an interest and are discounted at 10%. Because future projections are inherently imprecise, material revisions to reserve estimates may occur in the future. Actual sales prices and costs incurred may vary from those used in the calculations due to a number of factors including, but not limited to, wide fluctuations in world and/or regional markets. In addition, production of the oil and gas reserves may not occur in the periods assumed. The standardized measure information may be useful for certain comparative purposes but is not intended to represent the market value of the Company's reserves or as an estimate of the Company's future cash flows. See "Note 1 - Organization and Summary of Significant Accounting Policies".

     The following table sets forth the standardized measure of discounted future net cash flows from to estimated future production of the Company's proved oil and gas reserves as of December 31:

                                                              1998               1997                1996
                                                         ---------------    ---------------     ---------------
     Future Cash Inflows                                      $ 224,307          $ 392,939         $ 1,116,568
     Future Production and Development Costs(1)                       -                  -             (72,225)
     Future Income Tax Expense                                        -                  -                   -
                                                         ---------------    ---------------     ---------------
     Undiscounted Future Net Cash Flows                         224,307            392,939           1,044,343
     Discount                                                   (14,627)           (14,942)            (44,525)
                                                         ---------------    ---------------     ---------------
    Standardized Measure of Discounted Future Net
           Cash Flows                                         $ 209,680          $ 377,997           $ 999,818
                                                         ===============    ===============     ===============

----------
     (1) Estimated future costs associated with property development and plugging, abandonment, site restoration and dismantlement requirements at December 31, 1996 were approximately $32,500. In addition, the Company maintains an overriding royalty interest in its only property with proved reserves at December 31, 1998 and 1997. Accordingly, there are no future costs associated with such an overriding royalty interest.

                     ZYDECO ENERGY, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

     PRINCIPAL SOURCES OF CHANGE IN THE STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS (UNAUDITED)

     The following table sets forth changes in the standardized measure of discounted future net cash flows for the years ended December 31:

                                                          1998                1997              1996
                                                     ---------------     ---------------    --------------
     Standardized Measure - Beginning of Year           $ 377,997         $   999,818        $ 1,307,337
     Sales, Net of Operating Costs                       (372,628)         (1,046,276)        (1,399,719)
     Net Changes in Prices and Production Costs          (132,609)           (215,759)           343,316
     Development Costs Incurred                                 -              32,500                  -
     Revisions of Quantity Estimates                      322,880             658,065            685,619
     Accretion of Discount                                 37,800              99,982            130,734
     Other                                                (23,760)           (150,333)           (67,469)
                                                        ---------         -----------        -----------
     Standardized Measure - End of the Year             $ 209,680         $   377,997        $   999,818
                                                        =========         ===========        ===========

                                 EXHIBIT INDEX



Exhibit No.         DESCRIPTION
-----------         -----------
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

 10.23+             Eighth Amendment to the Exploration Agreement between Zydeco Exploration, Inc. and Cheniere
                      Energy, Inc. (formerly FX Energy, Inc.) dated October 30, 1997 (filed as Exhibit 10.23 to the
                      Company's Annual Report on Form 10-K for the year ended December 31, 1997)

 11.1               Computation of per share earnings

 21.1               List of Subsidiaries

 23.1               Consent of Arthur Andersen LLP

 23.2a              Consent of Ryder Scott Company

 23.2b              Consent of Petroleum Professionals International, LP

 27                 Financial Data Schedule
-----------------

+   Incorporated herein by reference to the indicated filing.