Form 10-K/A
period 1998-12-31
ZYDECO ENERGY INC
filed 1999-04-30
CIK 908246

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


--------------------------------------------------------------------------------

Explanation:

This amendment to Form 10-K is being filed to include Part III of the Form 10-K for the year ended December 31, 1998.

[OBJECT OMITTED].


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

DIRECTORS

         Set forth below is information concerning each of the five directors of the Company who were serving on the Board of Directors at December 31, 1998. All of the directors except Mr. Myers resigned as directors during the first quarter of 1999. Mr. Myers' term as sole director will continue until the next Annual Meeting of Stockholders or until his successor has been duly elected and qualified.

         SAM B. MYERS, JR., age 61, has served since December 1995 as Director, Chairman of the Board of Directors, and Chief Executive Officer and, until October 1996, President of the Company and in the same capacity for Zydeco Exploration, Inc. ("Zydeco Exploration"), the Company's subsidiary, since its formation in March 1994. Mr. Myers has been an independent oil and gas operator and private investor since 1961. In addition, Mr. Myers has served as Chairman of the Board of Directors of Search Capital Group, Inc. ("Search"), a publicly held specialty financial services company, from August 1985 until May 1995 when he voluntarily resigned and as President and Chief Executive Officer from August 1985 until August 1993 and from November 1994 to January 1995. Mr. Myers served as interim President and Chief Executive Officer of Search, and certain of its finance subsidiaries, for 30 days commencing December 1994, after the resignation of Search's former President and Chief Executive Officer. After Mr. Myers' departure, eight finance subsidiaries, whose assets consist primarily of automobile loan portfolios, voluntarily filed for protection under Chapter 11 of the federal bankruptcy code in August 1995.

         EDWARD R. PRINCE, JR., age 69, has acted as Director and Vice Chairman of the Board of Directors of the Company since December 1995, served in the same capacity for Zydeco Exploration since August 1994 and acted as Secretary of the Company from January 1998 to March 1998. Mr. Prince has been involved in the geophysical service industry for 35 years. Mr. Prince was a founder of Digicon Inc., a publicly held geophysical contractor, which is now part of Veritas DGC, Inc. In 1994, he retired as Chief Executive Officer of Digicon, a position he held for more than 24 years. Mr. Prince has served the geophysical industry in various capacities including Chairman of the International Association of Geophysical Contractors and as a director of the National Ocean Industries Association and was awarded an honorary membership by the Society of Exploration Geophysicists. Mr. Prince also serves as a director of GeoScience Corporation, a publicly held designer and manufacturer of seismic data acquisition systems, geoscientific software and related products and as a director of JetFax, Inc., a publicly held manufacturer of multi-function product office equipment.

         HARRY C. JOHNSON, age 66, was appointed a Director of the Company in December 1995. He has over 40 years experience in the oil and gas industry. He was founder and served as Chief Executive Officer of Red Eagle Resources Corporation until February 1995. Mr. Johnson has also been actively involved as a principal in various businesses, including banking, agriculture and aviation. Mr. Johnson was formerly a registered principal with the National Association of Securities Dealers, Inc. and was an allied member of The New York Stock Exchange. Mr. Johnson is a registered professional engineer with a degree in petroleum engineering from the University of Oklahoma.

        CHARLES E. BRADLEY, SR., age 69, was appointed a Director of the Company in December 1995. He is one of the founders of Stanwich Partners, Inc., a private investment firm which engages in leveraged buyouts, and has been President, a Director and a shareholder of that company since its formation in 1982. Mr. Bradley serves in executive capacities for numerous companies, including Chairman of the Board of Consumer Portfolio Services, Inc., Reunion Industries Corp. (also Chief Executive Officer), DeVlieg-Bullard, Inc., Chatwins Group, Inc., Texon Energy Corporation (also President), Sanitas, Inc. (also President) and as a Director of General Housewares Corp. and Audit & Survey's Inc., all of which are publicly-held corporations. Mr. Bradley's previous experience also includes a position as a general partner in Price Waterhouse, an international accounting firm.

         PHILIP A. TUTTLE, age 57, served as President, Chief Executive Officer, Chairman of the Board, and a Director of the Company from its formation in June 1993 until December 1995. Mr. Tuttle has continued to serve as a Director of the Company since December 1995. Since June 1989, he has been a general partner of Davis Venture Partners, L.P., a private investment partnership and since August 1997, he has been a general partner of Davis, Tuttle Venture Partners, L.P. From November 1990 until October 1995, Mr. Tuttle was a Director of Quality Tubing, Inc., a manufacturer of steel coil tubing for the energy services industry, becoming Chairman of the Board in May 1992. Mr. Tuttle is a founder and was formerly President of the Houston Venture Capital Association. He was also President and a Director of the Houston Chapter of the Association for Corporate Growth, Chairman of the Accounting Council at Rice University-Jones Graduate School of Administration, and a member of the Board of Governors of the National Association of Small Business Investment Companies. In addition, Mr. Tuttle serves on the Board of Drypers Corp., a publicly traded company that manufactures and distributes disposable diapers. He is a Certified Public Accountant and Fellow of the Institute of Directors, London, England.


EXECUTIVE OFFICERS

         Mr. Myers and Mr. Prince were serving in the offices of Chief Executive Officer and Vice Chairman, respectively, as of December 31, 1998. Mr. Prince resigned as an officer and director of the Company in March 1999, but has remained an employee of the Company.

         Dr. Norman S. Neidell, age 59, joined the Company as Vice President in July 1997. Dr. Neidell founded Wavefield Image, Inc. in September 1995 and served as Chairman and President. In June 1989, he co-founded Gandalf Explorers International, Ltd. (now MMS Petroleum PLC), of which he currently serves as a Director and technical advisor and which is an Irish company also traded on the London AIM Stock Exchange. In June 1977, he co-founded Zenith Exploration Co., Inc., an oil and gas company which developed high technology methods for seismic stratigraphic exploration and served as a Director from inception until February 1987 and as its Chairman and President from 1985 to 1987. In October 1973, he co-founded GeoQuest International, Inc. and was a major shareholder and a Director until April 1980. Dr. Neidell left this geological and geophysical consulting company in September 1982. Dr. Neidell was a lecturer and an Adjunct Professor in the Geology Department of the University of Houston from 1971 to 1987. He is a Past President and Honorary Member of the Geophysical Society of Houston, a Distinguished Lecturer of the Society of Exploration Geophysicists ("SEG"), a Past Associate Editor of Geophysics, and a member of several AAPG and SEG committees. He graduated with a BS in Mathematics from New York University, a Post Graduate Diploma in Applied Geophysics from Imperial College, and a Ph.D. in Geodesy and Geophysics from Cambridge University.


COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Section 16(a) of the Exchange Act requires the Company's directors and officers, and persons who own more than ten percent of the Company's common stock, to file reports of ownership and changes in ownership with the Commission and The Nasdaq Stock Market. Based on the Company's review of the copies of such reports received by the Company and on written representations received by the Company, the Company believes that no director, officer or holder of more than ten percent of the Common Stock or Preferred Stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during fiscal 1997.

ITEM 11.   EXECUTIVE COMPENSATION

         The following table reflects all forms of compensation for services to the Company and its subsidiaries for the years ended December 31, 1998, 1997, and 1996, for each of (i) the Chief Executive Officer, (ii) all other executive officers of the Company serving as of December 31, 1998 and (iii) two former executive officers who terminated their employment prior to the end of 1998 (collectively, the "Named Executives").

                                                                                         Long Term
                                                 ANNUAL COMPENSATION                COMPENSATION AWARDS
                                                                   OTHER ANNUAL            STOCK            ALL OTHER
NAME AND POSITION             YEAR  SALARY ($)      BONUS ($)    COMPENSATION ($)     OPTIONS GRANTED     COMPENSATION($) (1)
-----------------             ----  ----------      ---------    ----------------     ---------------     --------------


Sam B. Myers, Jr.             1998  $ 150,000       $    -        $       -                              $      6,893
  Chief Executive Officer     1997  $ 150,000       $    -        $       -                              $     11,957
                              1996  $ 150,500       $    -        $       -                              $      9,651

Edward R. Prince, Jr.         1998  $ 150,000       $    -        $       -                              $      6,569
  Vice Chairman               1997  $ 150,000       $    -        $       -                              $      1,346
                              1996  $ 150,000       $    -        $       -                              $          -

Norman S. Neidell             1998  $ 150,000       $    -        $       -                              $     10,050
  Vice President              1997  $  75,000  (2)  $    -        $       -               150,000        $      5,011
                              1996  $       -       $    -        $       -                              $          -

John O. Smith (3)             1998  $ 143,750       $    -        $       -               100,000        $      9,488
Former President and Chief    1997  $ 150,000       $    -        $       -                              $     11,948
  Operating Officer           1996  $  37,500  (4)  $    -        $       -               200,000        $     28,670     (5)

John W. McTigue, Jr. (6)      1998  $ 143,750       $    -        $       -                              $      7,068
  Former Vice President       1997  $ 108,333       $    -        $       -                              $      7,908
                              1996  $ 100,000       $    -        $       -                              $      5,922

------------------------------


(1) Includes the Company's portion of expenses incurred under the Company's health and long-term disability plans under the same terms and conditions as available to all employees.
(2)      Dr. Neidell's employment with the Company commenced July 1, 1997.
(3) Mr. Smith resigned as an officer and director and terminated his employment with the Company on December 11, 1998.
(4)      Mr. Smith's employment with the Company commenced October 7, 1996.
(5) Includes $27,156 in consulting fees paid to Mr. Smith in 1996 for services rendered prior to his employment by the Company.
(6) Mr. McTigue resigned as an officer and terminated his employment with the Company effective December 10, 1998.


OPTION GRANTS

         The following table sets forth information with respect to the options to purchase shares of common stock granted under all stock option plans to the Chief Executive Officer or the other Named Executives in the fiscal year ended December 31, 1998:


                                                OPTION GRANTS IN 1998

                                                                                       POTENTIAL REALIZABLE VALUE
                                                                                           AT ASSUMED ANNUAL RATEs
                                                                                         OF STOCK PRICES APPRECIATION
                                   INDIVIDUAL GRANTS                                       FOR THE OPTION TERM (1)
---------------------------------------------------------------------------------------- -----------------------------
                          NUMBER OF      % OF TOTAL
                         SECURITIES        OPTIONS        EXERCISE
                         UNDERLYING      GRANTED TO        OR BASE
                           OPTIONS       EMPLOYEE IN        PRICE          EXPIRATION
NAME                       GRANTED       FISCAL YEAR     ($/SH) (2)           DATE            5% ($)        10% ($)
-----------------------  ------------   --------------  --------------    --------------  --------------- ------------

John O. Smith  (3)         150,000          45.2%          $2.063          5/20/08 (5)      $194,564       $493,064
                             (4)

-----------------------


(1) These amounts represent assumed rates of appreciation in the price of the Company's Common Stock during the ten-year term of the options. Actual gains, if any, on stock option exercises will depend on the future price of the Common Stock and overall stock market conditions. There is no representation that the rates of appreciation reflected in this table will be achieved. No such values will be achieved since these options have expired unexercised.
(2) The exercise price of all options granted during 1998 was equal to the market values of the underlying Common Stock on the date of grant.
(3) Mr. Smith resigned as an officer and director and terminated his employment with the Company on December 11, 1998.
(4) One-fourth of these options vest on each of the first four anniversary dates following the date of grant. Options are exercisable within the ten-year period from the date of grant subject to the vesting schedule.
(5) These options expired unexercised in the first quarter of 1999 as the result of Mr. Smith's resignation.



OPTION VALUES

         The following table provides information concerning the value of unexercised options held as of December 31, 1998, by the Company's Chief Executive Officer and its other Named Executives. The value of all unexercised options as December 31, 1998 was zero because the fair market value of the shares of Common Stock underlying such options, determined by using the closing price of the Company's Common Stock of $0.563 per share as of December 31, 1997, was below all of the option exercise prices.



                                                         OPTION VALUES AT DECEMBER 31, 1998

                                       NUMBER OF SECURITIES UNDERLYING           VALUE OF UNEXERCISED OPTIONS AT
                                  UNEXERCISED OPTIONS AT DECEMBER 31, 1998              DECEMBER 31, 1998
                                  ------------------------------------------   -------------------------------------
NAME                                EXERCISABLE           UNEXERCISABLE          EXERCISABLE        UNEXERCISABLE
-------------------------------   -----------------   ----------------------   ----------------   ------------------

Sam B. Myers, Jr.                            -                    -                      -                  -
Edward R. Prince, Jr. (1)              292,502                    -                $     0            $     -
Norman S. Neidell                       37,500              112,500                $     -            $     0
John O. Smith  (2)                      50,000              250,000                $     0            $     0
John W. McTigue, Jr.  (2)              625,004                    -                $     0            $     -

-------------------------------


(1) Mr. Prince exercised options to acquire 20,000 shares of Common Stock in 1998 at an exercise price of $1.60 per share. Mr. Prince realized a value of $15,500 based on fair market value of such shares as of the date of exercise. No other options were exercised in 1998 by persons indicated in the table.
(2) All options held by Messrs. Smith and McTigue expired unexercised in the first quarter of 1999 due to their resignations from the Company in December 1999.


AGREEMENTS WITH DIRECTORS AND EXECUTIVE OFFICERS

         In 1995, Zydeco Exploration entered into an employment agreement with Mr. McTigue. The agreement provided (i) for a four year term ending December 31, 1998 (the "Primary Term"), (ii) that Zydeco Exploration may terminate employment with or without cause during the Primary Term, (iii) for a base salary of $150,000 and $100,000, subject to the Zydeco Exploration Board's discretion to elect to defer up to 50% of the base salary for not more than one year, (iv) for the payment of base salary for the entirety of the Primary Term if the employee is terminated other than for death, disability or for cause, (v) if terminated for "cause" during the Primary Term, the agreement is terminated immediately and Zydeco Exploration shall have no further payment obligations and (vi) that the employee will retain confidentiality of certain information and will not compete in the Timbalier Trench or Louisiana Transition Zone with Zydeco Exploration for a period ended one year after the expiration of the Primary Term or the termination of the agreement, whichever occurs first. Mr. McTigue's agreement also provided for the issuance of certain employee stock options under the employee stock option plan then in effect for Zydeco Exploration. Mr. McTigue resigned as an officer of the Company and his employment was terminated in December 1998.

         In connection with the acquisition of Wavefield Image, Inc. ("Wavefield"), the Company entered into an employment agreement with Dr. Norman
S. Neidell, the founder and principal shareholder of Wavefield. The agreement provides (i) for an initial four year term ending July 1, 2001, ("Initial Term"), (ii) that the Company may terminate employment with or without cause during the Initial Term, (iii) for a base salary of $150,000, (iv) for the payment of the base salary for the remainder of the Initial Term if Dr. Neidell is terminated other than for death, disability or cause, or he terminates his employment for good reason, (v) if terminated for "cause" during the Initial Term, the agreement is terminated immediately and the Company shall have no further payment obligations and (vi) that Dr. Neidell will retain confidentiality of certain information and will not compete with the Company for a period ending one year after the expiration of the Initial Term or the termination of the agreement, whichever occurs first. In addition, the Company agreed to pay Dr. Neidell $20,000 per year for four years commencing July 1, 1997, in connection with the rental of certain office furniture and equipment.

         The Company has not entered into any other employment agreements.


COMPENSATION OF DIRECTORS

         In 1998, nonemployee directors received fees of $1,000 per month for serving on the Board of Directors and its Committees and reimbursement of reasonable expenses incurred in attending meetings.

         In addition, in 1996 the Company adopted the 1996 Non-employee Directors Stock Option Plan (the "Directors Plan"). The Board granted 15,000 options to each of Messrs. Tuttle, Bradley and Johnson, pursuant to the Directors Plan. The options granted vest in one-third increments annually with the first one-third vesting April 1, 1997. The exercise price of the options granted is $6.69, the average of the high bid price and low asked price for the Common Stock on the date of the grant.


EXECUTIVE COMPENSATION POLICIES

         In view of the resignation of all the executive officers and directors of the Company, except Mr. Myers, in the first quarter of 1999, all decisions concerning compensation of executive officers will be made by Mr. Myers, the sole director of the Company, unless and until new directors are elected or appointed and the Compensation Committee is reestablished.

         Mr. Myers has elected to take no compensation from the Company after February 28, 1999. Dr. Neidell receives compensation fixed in his employment agreement. Mr. Myers is not an "outside director" within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code").


COMMON STOCK PERFORMANCE GRAPH

         Set forth below is a Performance Graph which has been prepared for inclusion in this Annual Report on Form 10-K. The Performance Graph is not to be included or incorporated by reference into any other filing required under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Performance Graph is specifically and expressly included with or incorporated into such other filing.

         The following line graph compares the cumulative total average stockholder return of the Common Stock with the cumulative total returns since the Company commenced business in December 1995 to (1) the S&P 500 Stock Index and (2) an index composed of Crude Petroleum and Natural Gas Companies classified as SIC codes 1310-1319 and whose stocks trade on either the New York Stock Exchange, the American Stock Exchange or the NASDAQ ("Crude Petroleum and Natural Gas Index"). Although the initial public trading date of the Company's common stock was December 21, 1993, it did not actively engage in any business and did not become an operating company with oil and gas exploration activities until December, 1995. The graph tracks the performance of the Company's common stock from December 29, 1995 and sets the level for indices at 100 on such date.

                                                   ToTAL RETURN
                             [INCLUDE PERFORMANCE GRAPH WITH THE FOLLOWING DATA]

           TOTAL RETURNS INDEX FOR:                        12/29/95     12/31/96     12/31/97     12/31/98

           Zydeco Energy, Inc.                                  100.0         94.3         34.0          8.5
           S&P 500 Stocks                                       100.0        123.3        164.6        212.3
           NYSE/AMEX/NASDAQ Stocks (SIC 1310-1319 US            100.0        131.3        130.6         81.9
           Companies)
           Crude Petroleum and Natural Gas

Note:
         Indexes provided by The Center for Research in Security Prices, The University of Chicago Graduate School of Business.


GUIDELINES FOR INSIDER SALES

         While the Company has generally discouraged officers, directors and employees from selling Common Stock while the Company is in the initial exploration phase, the Company acknowledges that sales by the Company's insiders may occur periodically. The Company has implemented an insider trading policy for officers, directors and employees designed to advise insiders who may trade in Common Stock or other public securities of the Company of the restrictions on such trading imposed by federal securities laws. The policy provides for advance notice to Company management who, with the assistance of Company counsel, will advise Company insiders on the possible existence of material non-public information regarding the Company. Persons trading in Company stock in violation of such policy are subject to discipline.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information, as of March 31, 1999, regarding beneficial ownership of Common Stock of each shareholder who is known by the Company to beneficially own more than 5% of Common Stock, each Director, each Named Executive, and all directors and executive officers as a group.

                                                                        COMMON STOCK BENEFICIAL OWNERSHIP
                                                               -----------------------------------------------------
NAME AND ADDRESS (IF REQUIRED) OF BENEFICIAL OWNER                 NUMBER OF SHARES            PERCENTAGE OF TOTAL
-------------------------------------------------------------  --------------------------      ---------------------

5% HOLDERS:

Richard L. Morgan                                                       1,562,510 (1)                  13.8%
    700 North Pearl Street, Suite 2170
    Dallas, Texas  75201

David M. Fender                                                         1,558,393  (2)                 13.7%
    116 East Front Street
    Tyler, Texas  75702


PRESENT EXECUTIVE OFFICERS AND DIRECTOR:
Sam B. Myers, Jr.                                                         133,215                       1.2%
Norman S. Neidell                                                          37,500  (3)                     *

FORMER OFFICERS AND DIRECTORS:
John W. McTigue, Jr.                                                          -0-                       0.0%
Edward R. Prince, Jr.                                                     312,502  (3)                  2.7%
Philip A. Tuttle                                                           62,512  (3)                     *
John O. Smith                                                                 -0-                       0.0%
Charles E. Bradley, Sr.                                                    15,000  (3)                     *
Harry C. Johnson                                                           10,000  (3)                     *
Directors and Officers as a Group (2 Persons)                             170,715  (3)                  1.5%

---------------------

*        Less than 1%.
(1) Includes 781,255 shares owned by The SBM III Trust and 781,255 shares owned by The MFM Trust; Mr. Morgan is trustee of both trusts. The SBM III Trust is a trust established for the benefit of the children of Sam
         B. Myers, III. The MFM Trust is a trust established for the benefit of the children of Melanie F. Myers. Mr. Morgan has sole voting and dispositive power with respect to such shares. Mr. Sam B. Myers, Jr. does not have and disclaims any beneficial ownership of the shares owned by the trusts.
(2) Includes 10,000 shares owned personally by Mr. Fender, 20,000 shares held by trusts for the benefit of Mr. Fender's family members for which Mr. Fender is trustee, and 1,528,393 shares owned by The Bon Temps Trust for which Mr. Fender is trustee. The Bon Temps Trust is a trust established for the benefit of the children of Sam B. Myers, Jr. Mr. Fender has sole voting and dispositive power with respect to such shares. Mr. Myers does not have and disclaims any beneficial ownership of the shares owned by all of the trusts.
(3) These amounts include shares of Common Stock issuable upon exercise of options that are presently exercisable within 60 days.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On July 1, 1997, the Company acquired all of the outstanding capital stock of Wavefield Image, Inc. ("Wavefield"), the owner of the Wavefield Imaging Technology, a patented data processing technique which has been utilized by the Company in its seismic data acquisition phase of seismic surveys. Dr. Norman S. Neidell, a principal shareholder of Wavefield and inventor of the Wavefield Imaging Technology, entered into a four year employment agreement with the Company and was appointed Vice President-Innovations of the Company. Under Dr. Neidell's agreement, Dr. Neidell retained an option to obtain a limited, nontransferable license to the Wavefield Imaging Technology under certain conditions. The Company also granted him stock options, vesting over four years, to purchase 150,000 shares of the Company's Common Stock. The Company and Dr. Neidell have also agreed to negotiate in good faith to form an agreement between them to own and exploit any non-seismic applications of the Wavefield Imaging Technology. In addition, the Company pays Dr. Neidell $20,000 annually for the rental of certain office furniture and equipment pursuant to an agreement that expires in 2000.

         The Company engaged the services of a law firm, including the services of a partner in the firm who is a son of Mr. Prince. The Company incurred fees of approximately $173,664 payable to this firm during the year ended December 31, 1998. Also in 1997, the Company paid $262,380 for software and related services to a vendor of which Mr. Prince is a director.

         The Company believes all of the transactions with related parties have been on terms no less favorable to the Company than those terms which may have been obtained from unrelated third parties.

         None of the officers or directors of the Company is related to any other executive officer or director of the Company.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas.

                                              ZYDECO ENERGY, INC.
                                              (Registrant)


Date:  April 29, 1999                         By: /s/ Sam B. Myers, Jr.
                                                  ----------------------------
                                                  Sam B. Myers, Jr.
                                                  Chairman of the Board
                                                  (Sole Director),
                                                  President, CEO and COO


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                                           Title
---------                                                           -----


/s/ Sam B. Myers, Jr.                       Chairman of the Board (Sole Director), President,
-------------------------                   CEO and COO (Principal Executive Officer and
Sam B. Myers, Jr.                           Principal Financial and Accounting Officer)

