Form 10-K/A
period 1998-12-31
ZYDECO ENERGY INC
filed 1999-04-30
CIK 908246

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K/A

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  for the fiscal year ended December  31, 1998
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
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 under the Securities Exchange Act of 1934) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K._X___

     As of March 22, 1999, there were 10,357,096 shares of Zydeco Energy, Inc. Common Stock, $.001 par value, issued and outstanding, of which 6,775,643 shares, having an aggregate market value of approximately $2,329,466 were held by non-affiliates of the registrant (affiliates being, for these purposes only, directors, executive officers, and holders of more than 5% of the registrant's Common Stock).


------------------------------------------------------------------------------

Explanation:

This amendment is filed to correct the cover page to the recently filed Amendment to Form 10-K of Zydeco Energy, Inc.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas.

                                              ZYDECO ENERGY, INC.
                                              (Registrant)


Date:  April 30, 1999                         By: /s/ Sam B. Myers, Jr.
                                                  ----------------------------
                                                  Sam B. Myers, Jr.
                                                  Chairman of the Board
                                                  (Sole Director),
                                                  President, CEO and COO


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.


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

