Form 10QSB
period 1999-03-31
ZYDECO ENERGY INC
filed 1999-05-14
CIK 908246

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-QSB


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1999

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

                     1710 TWO ALLEN CENTER, 1200 SMITH ST.
                                HOUSTON, TEXAS
                   (Address of principal executive offices)

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

     As of May 12, 1999 there were 10,357,096 shares of Zydeco Energy, Inc. Common Stock, $.001 par value, issued and outstanding.

================================================================================

                                   FORM 10-QSB

                               TABLE OF CONTENTS



                                                                           Page
                                                                          Number
                                                                          ------


Part I.  Financial Information

         Item 1.  Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets..................    3

                  Condensed Consolidated Statements of Operations........    4

                  Condensed Consolidated Statements of Cash Flows........    5

                  Notes to Condensed Consolidated Financial Statements...    6

         Item 2   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations....................    7

Part II  Other Information and Signatures

         Items 1. to 6...................................................   11

         Signatures......................................................   12

Part I. - Financial Information


ITEM 1.

                     ZYDECO ENERGY, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                                                        MARCH 31, 1999       DECEMBER 31, 1998
                                                                                     -------------------   -------------------
                                       ASSETS                                             (UNAUDITED)
CURRENT ASSETS
    Cash and Cash Equivalents                                                             $  1,142,623            $  1,912,970
    Receivables                                                                                117,687                 189,580
    Prepaid  Expenses and Other Assets                                                          50,080                  50,235
                                                                                          ------------            ------------
                  TOTAL CURRENT ASSETS                                                       1,310,390               2,152,785
                                                                                          ------------            ------------

Oil & Gas Properties, using successful efforts method of accounting
    Proved  Properties                                                                         334,972                 334,972
    Unproved  Properties                                                                     2,358,875               2,796,471
Equipment and Software, at cost                                                              2,323,736               2,331,361
                                                                                          ------------            ------------
                                                                                             5,017,583               5,462,804
Less:  Accumulated Depreciation, Depletion and Amortization                                 (2,273,198)             (2,167,489)
                                                                                          ------------            ------------
                                                                                             2,744,385               3,295,315
                                                                                          ------------            ------------
Investment in Wavefield Imaging Technology                                                     944,956                 928,229
Operating Bond and Other Assets                                                                312,032                 313,329
                                                                                          ------------            ------------

TOTAL ASSETS                                                                              $  5,311,763            $  6,689,658
                                                                                          ============            ============
                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts  Payable                                                                     $  1,161,403            $  1,181,387
    Accrued  Liabilities                                                                        69,099                 330,041
                                                                                          ------------            ------------
                  TOTAL CURRENT LIABILITIES                                                  1,230,502               1,511,428
                                                                                          ------------            ------------

STOCKHOLDERS' EQUITY
    Common Stock, Par Value $.001 Per Share; 50,000,000 Shares
      Authorized; 11,338,351 Shares Issued; 10,357,096 Shares Outstanding                       11,338                  11,338
    Additional Paid-In Capital                                                              24,531,668              24,531,668
    Accumulated Deficit                                                                    (20,025,493)            (18,928,524)
    Less: Treasury Stock, at Cost; 981,255 Shares                                             (436,252)               (436,252)
                                                                                          ------------            ------------
                  TOTAL STOCKHOLDERS' EQUITY                                                 4,081,261               5,178,230
                                                                                          ------------            ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $  5,311,763            $  6,689,658
                                                                                          ============            ============

The accompanying notes are an integral part of these financial statements.

                     ZYDECO ENERGY, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                               THREE MONTHS ENDED MARCH 31,
                                                                        -----------------------------------------
                                                                           1999                           1998
                                                                        ----------                     ----------
REVENUES
    Oil and Gas Sales                                                        $    54,295                    $   124,140
    Gain/Loss on Sales of Properties                                              98,360                              -
    Other                                                                         14,625                              -
                                                                             -----------                    -----------
                                                                                 167,280                        124,140

EXPENSES
    Exploration                                                                  790,485                        664,501
    Production                                                                     3,560                          4,824
    Research and Development                                                      70,976                        121,025
    Depreciation, Depletion and Amortization                                     124,531                        149,183
    General and Administrative                                                   300,378                        529,234
                                                                             -----------                    -----------
                                                                               1,289,930                      1,468,767
                                                                             -----------                    -----------

OPERATING LOSS                                                                (1,122,650)                    (1,344,627)

OTHER INCOME (EXPENSE)
    Interest Income and Expense, net                                              25,681                        138,853
                                                                             -----------                    -----------
                                                                                  25,681                        138,853
                                                                             -----------                    -----------

NET LOSS                                                                     $(1,096,969)                   $(1,205,774)
                                                                             ===========                    ===========


PER COMMON SHARE -
    WEIGHTED AVERAGE NUMBER OF COMMON SHARES
      OUTSTANDING (BASIC AND DILUTED)                                         10,357,096                     10,389,139
                                                                             ===========                    ===========

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)                                $     (0.11)                   $     (0.12)
                                                                             ===========                    ===========

The accompanying notes are an integral part of these financial statements.

                     ZYDECO ENERGY, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                              THREE MONTHS ENDED MARCH 31,
                                                                     ---------------------------------------------
                                                                        1999                              1998
                                                                     -----------                       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                         $(1,096,969)                      $(1,205,772)
    Adjustments to Reconcile Net Loss to Net Cash
      Provided by (Used in) Operating Activities:
        Depreciation, Depletion and Amortization                         124,532                           149,183
        Gain on sales of properties                                      (95,625)                                -
        Exploration Costs                                                790,485                           664,501
        Changes in Operating Assets and Liabilities                      (96,349)                          102,191
                                                                     -----------                       -----------
      Net Cash Used in Operating Activities                             (373,926)                         (289,897)
                                                                     -----------                       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net Change in Exploration Obligations/Receivables                $  (117,560)                      $  (232,178)
    Exploration Costs                                                   (662,774)                         (567,414)
    Purchases of Equipment and Software                                   (4,023)                         (340,130)
    Additions to Oil and Gas Properties                                  (23,816)                         (391,201)
    Other                                                                411,752                            (1,756)
                                                                     -----------                       -----------
    Net Cash Used in Investing Activities                               (396,421)                       (1,532,679)
                                                                     -----------                       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Acquisition of Treasury Stock                                    $         -                       $  (429,000)
    Other                                                                      -                            29,158
                                                                     -----------                       -----------
    Net Cash Used in Financing Activities                                      -                          (399,842)
                                                                     -----------                       -----------

Net Decrease in Cash and Cash Equivalents                            $  (770,347)                      $(2,222,418)

Cash and Cash Equivalents at Beginning of Period                       1,912,970                        12,200,306
                                                                     -----------                       -----------


Cash and Cash Equivalents at End of Period                           $ 1,142,623                       $ 9,977,888
                                                                     ===========                       ===========

Cash Paid During the Period for:
    Interest                                                         $         -                       $         -
    Income Taxes                                                     $         -                       $         -

The accompanying notes are an integral part of these financial statements.

                     ZYDECO ENERGY, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. PREPARATION OF INTERIM FINANCIAL STATEMENTS.

  The accompanying unaudited condensed consolidated financial statements of Zydeco Energy, Inc. and its wholly owned subsidiaries have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position as of March 31, 1999 and December 31, 1998, the results of operations for the three month periods ended March 31, 1999 and 1998 and the statements of cash flows for the three-month periods then ended have been included. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. Interim period results are not necessarily indicative of the results to be achieved for an entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. As used herein, unless the context indicates otherwise, the term "Company" refers to Zydeco Energy, Inc. and its wholly owned subsidiaries.

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

2. CAPITAL RESOURCES

  The Company has generated funds from public and private equity offerings, cash flow from the Company's operations, and cash payments made to it under exploration agreements. The Company does not maintain any credit facilities. The company may in the future explore the possibility of obtaining such a facility in the event the Company increases oil and gas production through the successful completion of oil and gas wells drilled by the Company. The Company anticipates that capital needs during 1999 will be satisfied by cash on hand, cash flows from operations or, potentially, cash sales of interests in prospects or interests in its West Cameron Seismic Project ("Project"). Should the Company be required to fund additional capital requirements, then it will need to acquire sources of capital such as, but not limited to, an issuance of equity securities as well as the aforementioned cash sales of interests in prospects or its Project. There is no assurance that the Company will be able to sell such equity securities or prospect and Project interests or a combination of any such sale.

3. FORM OF REPORTING

     The Company has elected to report its activities pursuant to the provisions of Regulation S-B effective with this interim filing on Form 10-QSB. The Company believes that it meets the criteria required for a small business issuer provided for in Regulation S-B.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Formed in 1993, the Company is an independent energy company engaged in the exploration for oil and gas utilizing advanced three-dimensional ("3D") seismic and computer-aided exploration ("CAEX") techniques. The Company has developed comprehensive in-house technology and software and expertise, which enabled it to use recent advances in such 3D seismic and CAEX technology. Such technology includes the Company's "Wavefield Imaging Technology", a patented data processing technique designed to substantially reduce the cost of 3D seismic data acquisition for certain surveys without significantly sacrificing the quality of the 3D subsurface image.

     The Company's primary business objective is to discover and develop oil and gas reserves and thereby increase revenues, net income and cash flows. In order to achieve this objective, it has utilized these technologies and software in its principal exploration areas. Because market conditions for selling interests in prospects significantly deteriorated during the second half of 1998, the Company altered its business plan with a view to focusing its efforts on (1) conserving cash resources including, but not limited to, employee terminations and negotiations of deferred or foregone compensation with key executives, (2) concentrating exploration efforts strictly on marketing sellable West Cameron Seismic Project ("Project") prospects and (3) seeking alternate sources of capital for possible drilling participation and general working capital. The Company believed that its revised strategy would permit it to operate with existing cash resources into the year 2000 and withstand the current downturn in the oil and gas exploration industry. Should the Company be successful in selling interests in its prospects, an interest in the Project itself or raising alternate capital resources, sufficient capital may be available in the Company to quickly expand its operations. However, during the 1999 first quarter, the Company's first Project well was completed as a dry hole. Due to this event coupled with the current industry downturn, the Company has temporarily ceased active marketing efforts of its Project prospects.
Should industry conditions improve, then the Company may recommence such marketing efforts.

     Since early 1996, the Company focused most of its exploration efforts on its West Cameron Seismic Project, located in western Cameron Parish, Louisiana in an area known as the Louisiana Transition Zone. The Louisiana Transition Zone is an area of shoreline, near shore and within shallow coastal and bay waters where the combination of marine and land seismic and processing techniques are difficult and expensive. During 1998, the Company had begun to market for sale interests in various Project prospects to industry participants. However, due mostly to potential prospect buyers' concerns over uncertainties of ownership interests in Project prospects prior to the December 1998 arbitration ruling described below and market conditions thereafter, the Company has not generated sufficient sales of Project prospects and, therefore, has not produced adequate levels of cash inflows during the near term.

     The Project was completed in phases. Seismic data acquisition for this Project commenced over approximately 230 square miles during the second half of 1996 and was completed in July 1997. The seismic processing phase of this Project immediately commenced during mid 1997 and was completed in October 1998. The interpretive phase commenced also during mid 1997 and continued throughout 1998. For the Project's initial leasing phase, the major portion of 1998 lease acquisitions occurred during the first half and aggregated more than 12,000 gross acres through State of Louisiana lease sales, private land negotiations and a federal lease sale.

     In April 1996, the Company executed an Exploration Agreement (the "Cheniere Agreement") with Cheniere Energy Operating Co., Inc., a wholly owned subsidiary of Cheniere Energy, Inc. and formerly known as FX Energy, Inc., (collectively "Cheniere") covering the area of Project land and waters in western Cameron Parish, Louisiana. In exchange for earning a 50% interest, Cheniere agreed to fund certain Project costs including, but not limited to, 3D seismic acquisition costs, including the purchase of seismic rights or lease options on the related onshore acreage of the Project, the purchase of other 3D seismic data, and processing of seismic data over the Project area. On December 9, 1998 a three-member arbitration panel issued its decision in the arbitration proceedings brought by Zydeco against Cheniere. The arbitration claim and Cheniere's counterclaim sought to resolve differences over Cheniere's funding obligations, the parties' ownership in various leases and prospects, the scope of pre-drilling activities that Cheniere can conduct within the Project area, the dissemination by Cheniere of confidential seismic data covering the Project area, and a variety of related issues. As a result of the arbitration panel's decision, Zydeco and Cheniere informally agreed to share responsibilities and ownership for certain activities incurred in the maintenance, marketing and sale of prospects generated and assembled by the parties. Except for the costs of one prospect and certain other activities, neither party would seek reimbursement from the other for seismic and prospect costs generally incurred prior to the arbitration ruling.

          In order to conserve its cash resources, the Company through terminations and resignations reduced the number of its employees by a combined total of approximately 17 in December 1998 and March 1999. In addition, the Chairman of the Board, whose annual salary is $150,000, has deferred his salary effective March 15, 1999. Subsequent to March 31, 1999, the Company terminated an additional three employees.

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

RESULTS OF OPERATIONS
Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

          The Company recorded a loss of $1,096,969, or $.11 per share, for the three months ended March 31, 1999 compared to a loss of $1,205,774, or $.12 per share, in the three months ended March 31, 1998. The decrease in the loss is primarily due to a decline in general and administrative expenses.

          General and administrative expenses decreased from $529,234 in the 1998 first quarter to $300,378 in the comparable 1999 period mostly due to cost reducing actions commenced in December 1998. The Company expects that general and administrative expenses will continue to decline in the near term due to the impact of further cost reductions that were made since January 1, 1999.

          Exploration expenses increased from $664,501 in the 1998 first quarter to $790,485 in the comparable 1999 period due to a combination of a one time charge for dry hole costs and a decline in Project geological and geophysical costs. During the 1999 first quarter, the Company incurred $536,784 in dry hole costs as a result of the plugging and abandonment of an unsuccessful exploratory well. The Company did not have any similar level of dry hole costs in the 1998 first quarter. Partly offsetting this increase, geological and geophysical expenses decreased from $663,895 in the three months ended March 31, 1998 to $253,701 in the comparable 1999 period due to the completion of Project seismic processing efforts in the 1998 fourth quarter. With the completion of that activity, the Company does not anticipate any significant geological and geophysical expenses in the near term. However, because the Company utilizes the successful efforts method of accounting, exploration expenses typically vary materially from period to period based upon exploration program activities, the Company's cost participation and other factors.

     Revenues increased from $124,140 in the 1998 first quarter to $167,280 in the 1999 first quarter mostly due to an increase in gains on sales of properties. Such gains amounted to $98,360 in the 1999 first quarter. The Company had no comparable gain from the sales of properties in the three months ended March 31, 1998. Partly offsetting these gains was a decline in oil and gas revenues. Oil and gas revenues declined from $124,140 in the three months ended March 31, 1998 to $54,295 in the comparable 1999 period due to declines in both oil and gas sales volumes and oil and gas sales prices. Although the Company expects that the production rates of these wells will continue to decline during the near term, the Company cannot ascertain whether the rate of decline experienced from the 1998 first quarter to the comparable 1999 period will continue in the near term. In addition, the Company has not assigned any proved oil and gas reserves to one of these wells.

     Because the Company believes that the marketing and sale of prospects may recommence when industry conditions improve, the Company may record gains or losses for sale transactions resulting from these activities. However, the timing and amount of such sales and the extent of their gain or loss are uncertain due to a number of factors such as, but not limited to, the timing and cost of lease acquisitions, the availability of leaseholds in particular prospect areas and market conditions, both generally and in the oil and gas industry, at the time of such activities.


LIQUIDITY AND CAPITAL RESOURCES

     The Company has incurred net losses and negative cash flows from operations since its inception. For the three months ended March 31, 1999 and the twelve months ended December 31, 1998, 1997 and 1996, the Company incurred net losses of $1,096,969, $9,611,738, $6,152,127 and $1,858,132, respectively. The Company is principally engaged in one industry and geographic segment, oil and gas exploration and production, and has concentrated its exploration efforts since early 1996 in an area of the Louisiana Transition Zone, known as the West Cameron Seismic Project (the "Project"). Since inception of the Project, the Company and Cheniere have expended approximately $21,640,171 pursuant to the terms of the Project's agreement. In addition, during 1998 the Company expended approximately $5,753,010 on unproved property costs, almost all of which were on prospects within the Project. The source of funding for these activities has come from funds generated from public and private equity offerings, cash flow from the Company's operations, and cash payments made to it under the Cheniere Exploration Agreement. Sources of funds include approximately $24.1 million from the sale of securities in 1993, 1994, 1995 and 1997, and $16.4 million provided under the Cheniere Exploration Agreement. The Company does not currently hold any funds advanced under that agreement.

     During mid 1998 subsequent to the acquisition of most of its current inventory of Project leases, the Company commenced marketing activities with a view to selling interests in Project prospects that were ready for sale. The Company understands that during this period suitable buyers were available and that such buyers were conducting exploration activities including the acquisition of oil and gas prospects and the drilling of wells on their prospects. It believes that its marketing efforts were unsuccessful mostly because of uncertainties over the Cheniere litigation, primarily those matters relating to the Company's and Cheniere's Project lease ownership interests. Subsequent to the arbitration ruling in December 1998, the Company and Cheniere informally agreed to the resolution of certain matters in order that they could recommence their prospect marketing activities. However, market conditions have considerably deteriorated to the point that significantly fewer industry participants are actively acquiring oil and gas prospect interests.

     Although the Company believes that it may ultimately sell interests in its prospects, there can be no assurance that it will sell such interests in the near term and at sales prices that will be sufficient to permit it to expand its operations to levels comparable to the period before its restructuring. The Company cannot ascertain the duration of the current depressed market nor if it will be able to obtain alternate capital sources if an extended downturn exists into the year 2000. In addition, because each non-producing oil and gas lease acquired by the Company and Cheniere requires annual delay rental payments, if the Company does not successfully market Project prospects in the near term it may forfeit its interest in some number of leases due to insufficient cash resources to meet such commitments at the time such delay rentals are due. Because of these factors and its belief that such sale prices may not be sufficient to exceed the carrying value of the applicable prospects, the Company recognized an unproved property impairment of $3,000,000 in 1998. The Company and Cheniere will continue to evaluate their lease inventory, cash resources, market conditions and other factors in the near term with a view to retaining its interests or forfeiting some portion of its interests in such leases. There can be no assurance that the Company and Cheniere will pay any or all portions of such delay rentals or enter into sale agreements with other participants who would share the cost of such commitments. Should the Company forfeit its interest in some portion of these leases, then it may be required to recognize a material charge to expense for such forfeitures. The Company's remaining unproved property cost amounts to $2,358,875 as of March 31, 1999.

          Due to the adverse factors presented above, the Company has had to rely principally on available cash to continue its operations. However, in order to conserve its remaining cash resources, the Company has instituted certain cost reducing actions, including, but not limited to, employee terminations and negotiations of deferred or foregone compensation with key executives. For the near term, the Company's principal business strategy is to conserve cash until improved industry conditions permit the resumption of lease acquisition and prospect marketing activities. There can be no assurance when such industry conditions may improve and permit the resumption of such activities. Should the current industry downturn persist indefinitely and alternate capital sources cannot be secured, the Company may be unable to continue as a going concern.

          The Company does not expect to generate operating cash flow or net income in 1999 unless it sells substantial interests in Project prospects or interests in the Project itself. The Company contemplates that the sale of such interests would include prospect development commitments and financing provided by the purchasers coupled with retained interests and back-in rights to the Company, and additional cash consideration to the Company for recoupment of costs incurred in identifying such prospective interests. As generally required by the successful efforts method of accounting, the Company has expensed all of its seismic and other geological and geophysical costs in the Project, and accordingly, any payments for the recoupment of non-capitalized costs would be treated as income to the Company. There can be no assurance that the Company will be successful in the selling of significant interests or in receiving payments for the recoupment of the Company's costs incurred to date on this project. In addition, there can be no assurance that the Company will have sufficient cash available or be able to acquire new cash resources if the Company is not successful in selling its desired level of interests in a Project prospect or on terms that require little or no cash resources for prospect commitments. The Company does not presently maintain any credit facilities.

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

          The Company is unaware of any possible exposure from actual or potential claims or lawsuits involving environmental matters. As such, no liability is accrued at March 31, 1999.


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

     The Company has reviewed both systems and believes that its LAN system is materially compliant on Year 2000 issues. It does not expect to incur any material costs on its LAN system directly on Year 2000 issues and does not expect that any failures that could occur from such issues will materially effect its business. With regards to its UNIX systems, the Company has identified two areas that will require modifications for Year 2000 compliance if the Company continues its UNIX systems use. The Company does not consider the costs of modifications to one of these two areas to be material, but estimates that the cost to bring the other area into Year 2000 compliance will be a minimum of $75,000 and a maximum of $150,000. During the near term, the Company will continue to review whether to maintain its UNIX systems capability and incur the costs of modification. As discussed in Liquidity and Capital Resources, the availability of capital to fund commitments is severely limited. There can be no assurance that the Company will have sufficient capital or be able to obtain capital to fund such modifications. The Company has not accrued any costs as of March 31, 1999 to bring any of its systems into compliance. If the Company chooses to maintain its UNIX systems capability, then it will recognize the cost of modifications at that time.

ITEM 7A.  QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk, including adverse changes in commodity prices.

     The Company operates principally in one industry and geographic segment-oil and gas exploration and production with a focus on marketing its Project
prospects.   The Company's primary market risk exposure is in the industry impact of the fluctuation of pricing of crude oil and natural gas, which is driven by the prevailing worldwide spot prices. Historically, prices received for oil and gas production have been volatile and unpredictable. Pricing volatility is expected to continue and could adversely impact the Company's ability to market its Project prospects.


PART II - OTHER INFORMATION

Items 1, 2, 3, 4 and 5.

     Items 1 2, 3, 4 and 5 for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Item 6.

(a)  Exhibits.

     Exhibit 27         Financial Data Schedule (follows signature page).

(b)  Report on Form 8-K.
     None

                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ZYDECO ENERGY, INC.



                                /s/ Sam B. Myers, Jr.
                                --------------------------------------
                                Sam B. Myers, Jr.
                                Chairman, President, CEO and COO
                                (Principal Executive Officer and Principal
                                Financial and Accounting Officer)



Dated:  May 14, 1999