Form 10QSB
period 1999-06-30
ZYDECO ENERGY INC
filed 1999-08-13
CIK 908246

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999

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

            2170 PLAZA OF THE AMERICAS NORTH TOWER, 700 N. PEARL ST.
                                 DALLAS, TEXAS
                    (Address of principal executive offices)

                                     75201
                                   (Zip Code)

                                 (214) 999-9300
              (Registrant's telephone number, including area code)

                     1710 TWO ALLEN CENTER, 1200 SMITH ST.
                              HOUSTON, TEXAS 77002
          (Former address of Registrant's principal executive offices)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  X         No
                                ___           ____

     As of August 12, 1999 there were 10,357,096 shares of Zydeco Energy, Inc. Common Stock, $.001 par value, issued and outstanding.

================================================================================

                                  FORM 10-QSB

                               TABLE OF CONTENTS


                                                                                   Page
                                                                                  Number
                                                                                  ------
Part I.  Financial Information

         Item 1.  Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets..........................   3

                  Condensed Consolidated Statements of Operations................   4

                  Condensed Consolidated Statements of Cash Flows................   5

                  Notes to Condensed Consolidated Financial Statements...........   6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations......................................   7

Part II. Other Information and Signatures

     Items 1. to 6...............................................................  12

     Signatures..................................................................  13

Part I. - Financial Information

Item 1.

                     ZYDECO ENERGY, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                             June 30, 1999         December 31, 1998
                                                                         ----------------------  ----------------------
                                                                              (Unaudited)
                                 ASSETS
Current Assets
    Cash and Cash Equivalents                                                        $ 851,596             $ 1,912,970
    Receivables                                                                         92,625                 189,580
    Prepaid Expenses and Other Assets                                                   39,102                  50,235
                                                                         ----------------------  ----------------------
      Total Current Assets                                                             983,323               2,152,785
                                                                         ----------------------  ----------------------

Oil & Gas Properties, using successful efforts method of accounting
    Proved Properties                                                                  334,972                 334,972
    Unproved Properties                                                              1,870,467               2,796,471
Equipment and Software, at cost                                                      2,324,537               2,331,361
                                                                         ----------------------  ----------------------
                                                                                     4,529,976               5,462,804
Less:  Accumulated Depreciation, Depletion and Amortization                         (2,361,359)             (2,167,489)
                                                                         ----------------------  ----------------------
                                                                                     2,168,617               3,295,315
                                                                         ----------------------  ----------------------
Investment in Wavefield Imaging Technology                                             928,789                 928,229
Operating Bond and Other Assets                                                        306,611                 313,329
                                                                         ----------------------  ----------------------

TOTAL ASSETS                                                                       $ 4,387,340             $ 6,689,658
                                                                         ======================  ======================

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts Payable                                                                 $ 614,935             $ 1,181,387
    Accrued Liabilities                                                                118,810                 330,041
                                                                         ----------------------  ----------------------
      Total Current Liabilities                                                        733,745               1,511,428
                                                                         ----------------------  ----------------------

Stockholders' Equity
    Common Stock, Par Value $.001 Per Share; 50,000,000 Shares
      Authorized; 11,338,351 Shares Issued; 10,357,096 Outstanding                      11,338                  11,338
    Additional Paid-In Capital                                                      24,531,668              24,531,668
    Accumulated Deficit                                                            (20,453,159)            (18,928,524)
    Less:  Treasury Stock, at Cost; 981,255 Shares                                    (436,252)               (436,252)
                                                                         ----------------------  ----------------------
      Total Stockholders' Equity                                                     3,653,595               5,178,230
                                                                         ----------------------  ----------------------
                                                                                                 ----------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 4,387,340             $ 6,689,658
                                                                         ======================  ======================

The accompanying notes are an integral part of these financial statements.

                     ZYDECO ENERGY, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)



                                                     Three Months Ended June 30,                 Six Months Ended June 30,
                                                 -------------------------------------     --------------------------------------
                                                       1999                1998                  1999                1998
                                                 -----------------   -----------------     ------------------  ------------------
Revenues
    Oil and Gas Sales                                    $ 33,275           $ 113,506               $ 87,570           $ 237,646
    Gain/Loss on Sale of Properties                             -                   -                 98,360                   -
    Other                                                       -                   -                 14,625                   -
                                                 -----------------   -----------------     ------------------  ------------------
                                                           33,275             113,506                200,555             237,646

Expenses
    Exploration                                           505,809             616,019              1,296,294           1,280,520
    Production                                              4,143               4,807                  7,703               9,631
    Research and Development                               53,966              97,282                124,942             218,307
    Depreciation, Depletion and Amortization              104,188             125,245                228,719             274,428
    General and Administrative                           (198,949)            775,148                101,429           1,304,382
                                                 -----------------   -----------------     ------------------  ------------------
                                                          469,157           1,618,501              1,759,087           3,087,268
                                                 -----------------   -----------------     ------------------  ------------------

Operating Loss                                           (435,882)         (1,504,995)            (1,558,532)         (2,849,622)

Other Income (Expense)
    Interest Income and Expense, net                        8,216              97,823                 33,897             236,676
                                                 -----------------   -----------------     ------------------  ------------------
                                                            8,216              97,823                 33,897             236,676
                                                 -----------------   -----------------     ------------------  ------------------

Net Loss                                               $ (427,666)       $ (1,407,172)          $ (1,524,635)       $ (2,612,946)
                                                 =================   =================     ==================  ==================


Per Common Share -
    Weighted Average Number of Common Shares
      Outstanding (Basic and Diluted)                  10,357,096          10,357,096             10,357,096          10,373,117
                                                 =================   =================     ==================  ==================

Net Loss Per Common Share
    (Basic and Diluted)                               $     (0.04)        $     (0.14)           $     (0.15)        $     (0.25)
                                                 =================   =================     ==================  ==================

The accompanying notes are an integral part of these financial statements.

                     ZYDECO ENERGY, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                     Six Months Ended June 30,
                                                                -------------------------------------
                                                                      1999                1998
                                                                -----------------   -----------------
Cash Flows from Operating Activities:
    Net Loss                                                         $(1,524,635)        $(2,612,946)
    Adjustments to Reconcile Net Loss to Net Cash
      Provided by (Used in) Operating Activities:
        Depreciation, Depletion and Amortization                         229,422             274,428
        Gain on sales of properties                                      (95,765)                  -
        Exploration Costs                                                790,485             664,501
        Changes in Operating Assets and Liabilities                     (373,867)            216,724
                                                                -----------------   -----------------
      Net Cash Used in Operating Activities                             (974,360)         (1,457,293)
                                                                -----------------   -----------------

Cash Flows from Investing Activities:
    Net Change in Exploration Obligations/Receivables                $  (180,856)        $  (323,744)
    Exploration Costs                                                   (286,228)           (424,229)
    Purchases of Equipment and Software                                   (4,823)           (394,080)
    Additions to Oil and Gas Properties                                  (26,862)         (5,657,797)
    Other                                                                411,755              (7,735)
                                                                -----------------   -----------------
    Net Cash Used in Investing Activities                                (87,014)         (6,807,585)
                                                                -----------------   -----------------

Cash Flows from Financing Activities:
    Acquisition of Treasury Stock                                    $         -         $  (429,000)
    Other                                                                      -              29,158
                                                                -----------------   -----------------
    Net Cash Used in Financing Activities                                      -            (399,842)
                                                                -----------------   -----------------

Net Decrease in Cash and Cash Equivalents                            $(1,061,374)        $(8,664,720)

Cash and Cash Equivalents at Beginning of Period                       1,912,970          12,200,306
                                                                -----------------   -----------------

Cash and Cash Equivalents at End of Period                           $   851,596         $ 3,535,586
                                                                =================   =================

Cash Paid During the Period for:
    Interest                                                         $         -         $         -
    Income Taxes                                                     $         -         $         -

The accompanying notes are an integral part of these financial statements.

                      ZYDECO ENERGY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. PREPARATION OF INTERIM FINANCIAL STATEMENTS.

  The accompanying unaudited condensed consolidated financial statements of Zydeco Energy, Inc. and its wholly owned subsidiaries have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position as of June 30, 1999 and December 31, 1998, the results of operations for the three month and six month periods ended June 30, 1999 and 1998 and the statements of cash flows for the six-month periods then ended have been included. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. Interim period results are not necessarily indicative of the results to be achieved for an entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. As used herein, unless the context indicates otherwise, the term "Company" refers to Zydeco Energy, Inc. and its wholly owned subsidiaries.

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

2. CAPITAL RESOURCES

  The Company has generated funds from public and private equity offerings, cash flow from the Company's operations, and cash payments made to it under oil and gas exploration agreements. The Company does not maintain any credit facilities. The company may in the future explore the possibility of obtaining such a facility. Circumstances which may prompt the Company to obtain a credit facility may include, but not be limited to, events where the Company increases oil and gas production through the successful completion of oil and gas wells drilled by the Company or where the Company may seek to acquire productive assets or other lines of businesses or enterprises. The Company anticipates that capital needs during 1999 will be satisfied by cash on hand, cash flows from operations or, potentially, cash sales of assets or interests in prospects or interests in its West Cameron Seismic Project ("Project"). Should the Company be required to fund additional capital requirements, then it will need to acquire sources of capital such as, but not limited to, an issuance of equity securities as well as the aforementioned cash sales of assets or interests in prospects or its Project. There is no assurance that the Company will be able to sell such equity securities, assets or prospect and Project interests or a combination of any such sale.

3. FORM OF REPORTING

  The Company elected to report its activities pursuant to the provisions of Regulation S-B effective with its interim filing on Form 10-QSB for the quarterly period ended March 31, 1999. The Company believes that it meets the criteria required for a small business issuer provided for in Regulation S-B.

4. TRADING OF STOCK ON THE NASD OTC BULLETIN BOARD

  On May 25, 1999 the Company commenced trading on the NASD OTC Bulletin Board system under the ticker symbol ZNRG. The stock had previously traded on the NASDAQ National Market system.

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

  The Company's primary business objective is to discover and develop oil and gas reserves and thereby increase revenues, net income and cash flows. In order to achieve this objective, it has utilized these technologies and software in its principal exploration areas. Because market conditions for selling interests in prospects significantly deteriorated during the second half of 1998 and the first half of 1999, the Company altered its business plan. As a result, it focused its efforts on (1) conserving cash resources including, but not limited to, employee terminations and negotiations to defer compensation with the key executive and restructuring of vendor obligations; (2) concentrating exploration efforts strictly on marketing sellable West Cameron Seismic Project ("Project") prospects, and sale of assets; (3) seeking alternate sources of capital for possible drilling participation and general working capital. The Company believes that its revised strategy will permit it to operate with existing cash resources into the year 2000 and withstand the current downturn in the oil and gas exploration industry. Should the Company be successful in selling interests in its assets, prospects, or an interest in the Project itself or raising alternate capital resources, sufficient capital may be available in the Company to quickly expand its operations. However, during the 1999 first quarter, the Company's first Project well was completed as a dry hole. No wells were drilled in the second quarter. Due to this event coupled with the current industry downturn, the Company has temporarily ceased active marketing efforts of its Project prospects. Should industry conditions improve, then the Company may recommence such marketing efforts.

  Since early 1996, the Company focused most of its exploration efforts on its Project, located in western Cameron Parish, Louisiana in an area known as the Louisiana Transition Zone. The Louisiana Transition Zone is an area of shoreline, near shore and within shallow coastal and bay waters where the combination of marine and land seismic and processing techniques are difficult and expensive. During 1998, the Company had begun to market for sale interests in various Project prospects to industry participants. However, due mostly to potential prospect buyers' concerns over uncertainties of ownership interests in Project prospects prior to the December 1998 arbitration ruling described below and market conditions thereafter, the Company has not generated sufficient sales of Project prospects and, therefore, has not produced adequate levels of cash inflows during the near term.

  The Project was completed in phases. Seismic data acquisition for this Project commenced over approximately 230 square miles during the second half of 1996 and was completed in July 1997. The seismic processing phase of this Project immediately commenced during mid 1997 and was completed in October 1998. The interpretive phase commenced also during mid 1997 and continued throughout 1998. For the Project's initial leasing phase, the major portion of 1998 lease acquisitions occurred during the first half and aggregated more than 12,000 gross acres through State of Louisiana lease sales, private land negotiations and a federal lease sale. However, during 1999, failing to pay the yearly rentals has caused the Company to drop all but approximately 4,600 gross acres. The Company did not have sufficient capital resources to drill exploratory wells on the terminated leases.

     In April 1996, the Company executed an Exploration Agreement (the "Cheniere Agreement") with Cheniere Energy Operating Co., Inc., a wholly owned subsidiary of Cheniere Energy, Inc. and formerly known as FX Energy, Inc., (collectively "Cheniere") covering the area of Project land and waters in western Cameron Parish, Louisiana. In exchange for earning a 50% interest, Cheniere agreed to fund certain Project costs including, but not limited to, 3D seismic acquisition costs, including the purchase of seismic rights or lease options on the related onshore acreage of the Project, the purchase of other 3D seismic data, and processing of seismic data over the Project area. On December 9, 1998 a three-member arbitration panel issued its decision in the arbitration proceedings brought by Zydeco against Cheniere. The arbitration claim and Cheniere's counterclaim sought to resolve differences over Cheniere's funding obligations, the parties' ownership in various leases and prospects, the scope of pre-drilling activities that Cheniere can conduct within the Project area, the dissemination by Cheniere of confidential seismic data covering the Project area, and a variety of related issues. As a result of the arbitration panel's decision, Zydeco and Cheniere informally agreed to share responsibilities and ownership for certain activities incurred in the maintenance, marketing and sale of prospects generated and assembled by the parties. Except for the costs of one prospect and certain other activities, neither party sought reimbursement from the other for seismic and prospect costs generally incurred prior to the arbitration ruling.

     In order to conserve its cash resources, the Company through terminations and resignations reduced the number of its employees by a combined total of approximately 17 in December 1998 and March 1999. In addition, the Chairman of the Board, whose annual salary is $150,000, has deferred his salary effective March 15, 1999. Prior to June 30, 1999, the Company terminated an additional three employees.

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

RESULTS OF OPERATIONS
Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

     The Company recorded a loss of $427,666, or $.04 per share, for the three months ended June 30, 1999 compared to a loss of $1,407,172, or $.14 per share, in the three months ended June 30, 1998. The decrease in the loss is primarily due to a decline in general and administrative expenses and exploration expenses.

     General and administrative expenses decreased from $775,148 in the 1998 second quarter to a credit of $198,949 in the comparable 1999 period mostly due to cost reducing actions that commenced in December 1998 and the restructuring of vendor obligations. During the 1999 second quarter, the Company was successful in negotiating reduced payment terms on various invoices incurred during 1998, resulting in credits to general and administrative expenses for the current period. The Company expects that general and administrative expenses will continue to decline in the near term compared to the similar 1998 period due to the impact of further cost reductions that have been made since January 1, 1999.

     Exploration expenses decreased from $616,019 in the 1998 second quarter to $505,809 in the comparable 1999 period. Most of the 1998 second quarter's exploration expense was composed of Project geological and geophysical expense, while the comparable 1999 second quarter expenses included mostly lease abandonments for Project leases released during such quarter. With the completion of the Project seismic processing activity during the 1998 fourth quarter, the Company does not anticipate significant spending for geological and geophysical expenses in the near term. However, because the Company utilizes the successful efforts method of accounting, exploration expenses typically vary materially from period to period based upon exploration program activities, the Company's cost participation and other factors.

     Revenues decreased from $113,506 in the 1998 second quarter to $33,275 in the 1999 second quarter due to declines in oil and gas sales volumes. Although the Company expects that the production rates of these wells will continue to decline during the near term, the Company cannot ascertain whether the rate of decline experienced from the 1998 second quarter to the comparable 1999 period will continue in the near term. In addition, one of these wells which is not presently commercial will be plugged and abandoned. Interest income decreased from $97,823 to $8,216 due to a decreased level of cash available for investment.

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

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

     The Company recorded a loss of $1,524,635, or $.15 per share, for the six months ended June 30, 1999 compared to a loss of $2,612,946, or $.25 per share, in the six months ended June 30, 1998. The decrease in the loss is primarily due to a decline in general and administrative expenses.

     General and administrative expenses decreased from $1,304,382 in the 1998 first half to $101,429 in the comparable 1999 period mostly due to cost reducing actions that commenced in December 1998 and the restructuring of vendor obligations. As discussed in the "Results of Operations" for the three-month period and "Overview", the Company terminated employees, deferred certain executive compensation and was successful in negotiating reduced payment terms on various invoices incurred during 1998. The Company expects that general and administrative expenses will continue to decline in the near term compared to the similar 1998 period due to the impact of these and other cost reductions.

     Oil and gas revenues declined from $237,646 in the six months ended June 30, 1998 to $87,570 in the similar 1999 period due to the natural production declines discussed in the preceding section. Partly offsetting this decline were revenues resulting from the sale of interests in prospects. As also discussed in the preceding section, the Company may record gains and/or losses from the sales of prospects in the near term. However, there can be no assurance that such sales may occur. Interest income decreased from $236,676 to $33,897 due to a decreased level of cash available for investment.

     Although the Company expects that its level of exploration expenses will decline significantly in the near term compared to the similar 1998 periods and the first half of 1999, exploration expenses may vary materially due to exploration program activities, the Company's cost participation and other factors.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has incurred net losses and negative cash flows from operations since its inception. For the six months ended June 30, 1999 and the twelve months ended December 31, 1998, 1997 and 1996, the Company incurred net losses of $1,524,635, $9,611,738, $6,152,127 and $1,858,132, respectively. The
Company is principally engaged in one industry and geographic segment, oil and gas exploration and production, and has concentrated its exploration efforts since early 1996 in an area of the Louisiana Transition Zone, known as the West Cameron Seismic Project (the "Project"). Since inception of the Project, the Company and Cheniere have expended approximately $21,640,171 pursuant to the terms of the Cheniere Agreement. In addition, during 1998 the Company expended approximately $5,753,010 on unproved property costs, almost all of which were on prospects within the Project. The source of funding for these activities has come from funds generated from public and private equity offerings, cash flow from the Company's operations, and cash payments made to it under the Cheniere Agreement. Sources of funds include approximately $24.1 million from the sale of securities in 1993, 1994, 1995 and 1997, and $16.4 million provided under the Cheniere Agreement. The Company does not currently hold any funds advanced under that agreement. The cost of capitalized leases that expired during the three months ended June 30, 1999 for non-payment of rentals amounted to approximately $3,342,411. The Company and Cheniere will continue to evaluate their lease inventory, cash resources, market conditions and other factors in the near term with a view to retaining its interests or forfeiting some portion of its interests in such leases. There can be no assurance that the Company and Cheniere will pay any or all portions of any such remaining delay rentals or enter into sale agreements with other participants who would share the cost of such commitments. Should the Company forfeit its interest in some portion of its remaining leases, then it may be required to recognize a material charge to expense for such forfeitures. The Company's remaining net unproved property cost amounted to $1,870,467 as of June 30, 1999.

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

          Due to the adverse factors presented above, the Company has had to rely principally on available cash to continue its operations. However, in order to conserve its remaining cash resources, the Company instituted certain cost reducing actions, including, but not limited to, employee terminations and negotiations to defer compensation with the key executive, office lease cancellations and negotiations restructuring obligations with vendors. For the near term, the Company's principal business strategy is to conserve cash until improved industry conditions permit the resumption of lease acquisition and prospect marketing activities. There can be no assurance when such industry conditions may improve and permit the resumption of such activities.

          The Company does not expect to generate operating cash flow or net income in 1999 unless it sells substantial interests in remaining Project prospects or interests in the Project itself or makes an asset sale. The Company contemplates that the sale of such interests would include prospect development commitments and financing provided by the purchasers coupled with retained interests and back-in rights to the Company, and additional cash consideration to the Company for recoupment of costs incurred in identifying such prospective interests. As generally required by the successful efforts method of accounting, the Company has expensed all of its seismic and other geological and geophysical costs in the Project, and accordingly, any payments for the recoupment of non-capitalized costs would be treated as income to the Company. There can be no assurance that the Company will be successful in the selling of significant interests or in receiving payments for the recoupment of the Company's costs incurred to date on this project. In addition, there can be no assurance that the Company would be able to acquire new cash resources if the Company is not successful in selling assets or in selling its desired level of interests in a Project prospect or on terms that require little or no cash resources for prospect commitments. The Company does not presently maintain any credit facilities.

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

          The Company is unaware of any possible exposure from actual or potential claims or lawsuits involving environmental matters. As such, no liability is accrued at June 30, 1999.


YEAR 2000 COMPLIANCE

          The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define a specific year. Absent corrective actions, a computer program that has date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures, miscalculations or the corruption of databases, any of which could cause disruptions to various activities and operations. The Company has initiated assessments to identify the work efforts required to assure that systems supporting the business successfully operate beyond the turn of the century. The Company's program is designed to minimize the possibility of serious Year 2000 interruptions, which worst case scenario includes the interruption of a significant part of the Company's business as a result of critical information systems failures. The Company does not believe Year 2000 results will have a negative impact on the Company.


ITEM 7A.  QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk, including adverse changes in commodity prices.

     The Company operates principally in one industry and geographic segment - oil and gas exploration and production with a focus on marketing its Project. The Company's primary market risk exposure is in the industry impact of the fluctuation of pricing of crude oil and natural gas, which is driven by the prevailing worldwide spot prices. Historically, prices received for oil and gas production have been volatile and unpredictable. Pricing volatility is expected to continue and could adversely impact the Company's ability to market its Project prospects.

PART II - OTHER INFORMATION

Items 1, 2, 3, 4 and 5.

     Items 1, 2, 3, 4 and 5 for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Item 6.

(a)  Exhibits.

     Exhibit 21.1  List of Subsidiaries
     Exhibit 27    Financial Data Schedule (follows signature page).

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



Dated:  August 12, 1999