Form 10QSB
period 1999-09-30
ZYDECO ENERGY INC
filed 1999-11-12
CIK 908246

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1999

                                      OR

           [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
  For the transition period from ___________________ to _____________________

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

     Yes  [X]    No  [_]

     As of November 12, 1999 there were 10,357,096 shares of Zydeco Energy, Inc. Common Stock, $.001 par value, issued and outstanding.

================================================================================

                                  FORM 10-QSB

                               TABLE OF CONTENTS

                                                                            Page
                                                                          Number
                                                                          ------
Part I.  Financial Information

         Item 1. Condensed Consolidated Financial Statements

                 Condensed Consolidated Balance Sheets..................       3

                 Condensed Consolidated Statements of Operations........       4

                 Condensed Consolidated Statements of Cash Flows........       5

                 Notes to Condensed Consolidated Financial Statements...       6

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations....................       7

Part II.  Other Information and Signatures

         Items 1. to 6..................................................      12

         Signatures.....................................................      13

PART I. - FINANCIAL INFORMATION

ITEM 1.

                     ZYDECO ENERGY, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          SEPTEMBER, 1999    DECEMBER 31, 1998
                                                                          ---------------    -----------------
                                                                            (UNAUDITED)
                            ASSETS
CURRENT ASSETS
 Cash and Cash Equivalents                                                  $    647,208         $  1,912,970
 Receivables                                                                      83,596              189,580
 Prepaid Expenses and Other Assets                                                35,494               50,235
                                                                            ------------         ------------
  TOTAL CURRENT ASSETS                                                           766,298            2,152,785
                                                                            ------------         ------------
Oil & Gas Properties, using successful efforts method of accounting
 Proved Properties                                                               334,972              334,972
 Unproved Properties                                                           1,870,488            2,796,471
Equipment and Software, at cost                                                  121,122            2,331,361
                                                                            ------------         ------------
                                                                               2,326,583            5,462,804
Less:  Accumulated Depreciation, Depletion and Amortization                     (412,247)          (2,167,489)
                                                                            ------------         ------------
                                                                               1,914,336            3,295,315
                                                                            ------------         ------------
Investment in Wavefield Imaging Technology                                       887,497              928,229
Operating Bond and Other Assets                                                  306,595              313,329
                                                                            ------------         ------------
TOTAL ASSETS                                                                $  3,874,726         $  6,689,658
                                                                            ============         ============
                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts Payable                                                           $    369,353         $  1,181,387
 Accrued Liabilities                                                             113,693              330,041
                                                                            ------------         ------------
  TOTAL CURRENT LIABILITIES                                                      483,046            1,511,428
                                                                            ------------         ------------
STOCKHOLDERS' EQUITY
 Common Stock, Par Value $.001 Per Share; 50,000,000 Shares
  Authorized; 11,338,351 Shares Issued; 10,357,096 Outstanding                    11,338               11,338
 Additional Paid-In Capital                                                   24,531,668           24,531,668
 Accumulated Deficit                                                         (20,715,074)         (18,928,524)
 Less:  Treasury Stock, at Cost; 981,255 Shares                                 (436,252)            (436,252)
                                                                            ------------         ------------
  TOTAL STOCKHOLDERS' EQUITY                                                   3,391,680            5,178,230
                                                                            ------------         ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $  3,874,726         $  6,689,658
                                                                            ============         ============

  The accompanying notes are an integral part of these financial statements.

                     ZYDECO ENERGY, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                              THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                              --------------------------------    -------------------------------
                                                   1999            1998              1999              1998
                                                -----------     -----------       -----------       -----------
REVENUES
 Oil and Gas Sales                              $    38,517     $    75,988       $   126,087       $   313,634
 Gain/Loss on Sale of Properties                    (83,505)         37,000            14,855            37,000
 Other                                                    -          34,125            14,625            34,125
                                                -----------     -----------       -----------       -----------
                                                    (44,988)        147,113           155,567           384,759
EXPENSES
 Exploration                                          4,112         646,068         1,300,406         1,926,588
 Production                                           4,670           2,690            12,373            12,321
 Research and Development                            31,973         101,548           156,915           319,855
 Depreciation, Depletion and Amortization            68,749         123,030           297,468           397,458
 General and Administrative                         120,731         873,034           222,160         2,177,416
                                                -----------     -----------       -----------       -----------
                                                    230,235       1,746,370         1,989,322         4,833,638
                                                -----------     -----------       -----------       -----------
OPERATING LOSS                                     (275,223)     (1,599,257)       (1,833,755)       (4,448,879)

OTHER INCOME (EXPENSE)
 Interest Income and Expense, net                    13,308          40,823            47,205           277,499
                                                -----------     -----------       -----------       -----------
                                                     13,308          40,823            47,205           277,499
                                                -----------     -----------       -----------       -----------
NET LOSS                                        $  (261,915)    $(1,558,434)      $(1,786,550)      $(4,171,380)
                                                ===========     ===========       ===========       ===========
PER COMMON SHARE -
 WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING (BASIC AND DILUTED)                10,357,096      10,357,096        10,357,096        10,367,777
                                                ===========     ===========       ===========       ===========
NET LOSS PER COMMON SHARE
 (BASIC AND DILUTED)                            $     (0.03)    $     (0.15)      $     (0.17)      $     (0.40)
                                                ===========     ===========       ===========       ===========

The accompanying notes are an integral part of these financial statements.

                     ZYDECO ENERGY, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                        ---------------------------------
                                                              1999             1998
                                                        ----------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                                  $(1,786,550)    $ (4,171,381)
 Adjustments to Reconcile Net Loss to Net Cash
  Provided by (Used in) Operating Activities:
   Depreciation, Depletion and Amortization                    298,176          397,458
   Gain on sales of properties                                 (12,120)               -
   Exploration Costs                                         1,300,406        1,926,588
   Changes in Operating Assets and Liabilities                (572,140)         760,577
                                                           -----------     ------------
  Net Cash Used in Operating Activities                       (772,228)      (1,086,758)
                                                           -----------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Net Change in Exploration Obligations/Receivables         $  (194,000)    $   (536,254)
 Exploration Costs                                            (817,339)      (1,684,043)
 Purchases of Equipment and Software                            (4,823)        (441,318)
 Additions to Oil and Gas Properties                           (30,179)      (6,031,969)
 Proceeds from the sales of properties                         529,965                -
 Other                                                          25,000           (7,962)
                                                           -----------     ------------
 Net Cash Used in Investing Activities                        (491,376)      (8,701,546)
                                                           -----------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Acquisition of Treasury Stock                             $         -     $   (429,000)
 Other                                                          (2,158)          29,158
                                                           -----------     ------------
 Net Cash Used in Financing Activities                          (2,158)        (399,842)
                                                           -----------     ------------

Net Decrease in Cash and Cash Equivalents                  $(1,265,762)    $(10,188,146)

Cash and Cash Equivalents at Beginning of Period             1,912,970       12,200,306
                                                           -----------     ------------

Cash and Cash Equivalents at End of Period                 $   647,208     $  2,012,160
                                                           ===========     ============
Cash Paid During the Period for:
 Interest                                                  $         -     $          -
 Income Taxes                                              $         -     $          -

The accompanying notes are an integral part of these financial statements.

                     ZYDECO ENERGY, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1.   PREPARATION OF INTERIM FINANCIAL STATEMENTS.

     The accompanying unaudited condensed consolidated financial statements of Zydeco Energy, Inc. and its wholly owned subsidiaries have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position as of September 30, 1999 and December 31, 1998, the results of operations for the three month and nine month periods ended September 30, 1999 and 1998 and the statements of cash flows for the nine-month periods then ended have been included. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. Interim period results are not necessarily indicative of the results to be achieved for an entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. As used herein, unless the context indicates otherwise, the term "Company" refers to Zydeco Energy, Inc. and its wholly owned subsidiaries.

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

2.   CAPITAL RESOURCES

     The Company has generated funds from public and private equity offerings, cash flow from the Company's operations, and cash payments made to it under oil and gas exploration agreements. The Company does not maintain any credit facilities. The company may in the future explore the possibility of obtaining such a facility. Circumstances which may prompt the Company to obtain a credit facility may include, but not be limited to, events where the Company increases oil and gas production through the successful completion of oil and gas wells drilled by the Company or where the Company may seek to acquire productive assets or other lines of businesses or enterprises. The Company anticipates that capital needs during the near term will be satisfied by cash on hand, cash flows from operations or, potentially, cash sales of assets or interests in prospects or interests in its West Cameron Seismic Project ("Project"). Should the Company be required to fund additional capital requirements, then it will need to acquire sources of capital such as, but not limited to, an issuance of equity securities as well as the aforementioned cash sales of assets or interests in prospects or its Project. There is no assurance that the Company will be able to sell such equity securities, assets or prospect and Project interests or a combination of any such sale.

3.   FORM OF REPORTING

     The Company elected to report its activities pursuant to the provisions of Regulation S-B effective with its interim filing on Form 10-QSB for the quarterly period ended June 30, 1999. The Company believes that it meets the criteria required for a small business issuer provided for in Regulation S-B.

4.   TRADING OF STOCK ON THE NASD OTC BULLETIN BOARD

     On May 25, 1999 the Company commenced trading on the NASD OTC Bulletin Board system under the ticker symbol ZNRG. The stock had previously traded on the NASDAQ National Market system.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Formed in 1993, the Company is an independent energy company engaged in the exploration for oil and gas utilizing advanced three-dimensional ("3D") seismic and computer-aided exploration ("CAEX") techniques. The Company has developed comprehensive in-house technology and software and expertise, enabling it to employ recent advances in such 3D seismic and CAEX technology. Such technology included the Company's "Wavefield Imaging Technology", a patented data processing technique designed to substantially reduce the cost of 3D seismic data acquisition for certain surveys without significantly sacrificing the quality of the 3D subsurface image.

     The Company's primary business objective is to discover and develop oil and gas reserves and thereby increase revenues, net income and cash flows. In order to achieve this objective, it has utilized the described technologies and software in its principal exploration areas. Because market conditions for selling interests in prospects significantly deteriorated during the second half of 1998 and the first nine months of 1999, the Company altered its business plan. As a result, it focused its efforts on (1) conserving cash resources including, but not limited to, employee terminations and negotiations to defer compensation with the key executive and restructuring of vendor obligations; (2) concentrating exploration efforts strictly on marketing sellable West Cameron Seismic Project ("Project") prospects, and sale of assets; (3) seeking alternate sources of capital for possible drilling participation and general working capital. The Company believes that its revised strategy will permit it to operate with existing cash resources into the year 2000 and withstand the current downturn in the oil and gas exploration industry. Should the Company be successful in selling interests in its assets, prospects, or an interest in the Project itself or raising alternate capital resources, sufficient capital may be available in the Company to quickly expand its operations. However, during the 1999 first quarter, the Company's first Project well was completed as a dry hole. No project wells, in which the Company had an interest, were drilled in the second or third quarter. The Company has temporarily ceased active marketing efforts of its Project prospects. Should industry conditions improve, then the Company may recommence such marketing efforts.

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

     The Project was completed in phases. Seismic data acquisition for this Project commenced over approximately 230 square miles during the second half of 1996 and was completed in July 1997. The seismic processing phase of this Project immediately commenced during mid 1997 and was completed in October 1998. The interpretive phase commenced also during mid 1997 and continued throughout 1998. For the Project's initial leasing phase, the major portion of 1998 lease acquisitions occurred during the first half and aggregated more than 12,000 gross acres through State of Louisiana lease sales, private land negotiations and a federal lease sale. However, during 1999, failing to pay the yearly rentals has caused the Company to drop all but approximately 5,000 gross acres. The Company did not have sufficient capital resources to drill exploratory wells on the terminated leases.

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

     In order to conserve its cash resources, the Company through terminations and resignations reduced the number of its employees by a combined total of approximately 17 in December 1998 and March 1999. In addition, the Chairman of the Board, whose annual salary is $150,000, has deferred his salary effective March 15, 1999. Prior to June 30, 1999, the Company terminated an additional three employees. During the quarter, two additional employees resigned. The Company presently has three employees. The Company intends to pay to its Chairman and CEO on November 15, 1999 all salary deferred and owed such executive, including approximately $81,250 owed as of September 30, 1999. The amount of this payment will be approximately $100,000. Thereafter, the Company will resume his regular wage payments, calculated on a salary of $150,000 per year.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS
ENDED SEPTEMBER 30, 1998

     The Company recorded a loss of $261,915, or $.03 per share, for the three months ended September 30, 1999 compared to a loss of $1,558,434, or $.15 per share, in the three months ended September 30, 1998. The decrease in the loss is primarily due to a decline in general and administrative expenses and exploration expenses.

     General and administrative expenses decreased from $873,034 in the 1998 third quarter to $120,731 in the comparable 1999 period mostly due to cost reducing actions that commenced in December 1998 and the restructuring of vendor obligations. The Company expects that general and administrative expenses will continue to decline in the near term compared to the similar 1998 period due to the impact of further cost reductions that have been made since January 1, 1999.

     Exploration expenses decreased from $646,068 in the 1998 third quarter to $4,112 in the comparable 1999 period. Most of the 1998 third quarter's exploration expense was composed of Project geological and geophysical expense. The Company had no comparable expense in the 1999 third quarter.

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

     Revenues decreased from $147,113 in the 1998 third quarter to a negative $44,988 in the 1999 third quarter due to declines in oil and gas sales volumes and losses on the sales of furniture, fixtures and office equipment. Although the Company expects that the combined production rates of its producing wells will continue to decline during the near term, the Company cannot ascertain whether the rate of decline experienced from the 1998 third quarter to the comparable 1999 period will continue in the near term. In addition, one of these wells which is not presently commercial will be plugged and abandoned. During the 1999 third quarter, the Company sold most of its furniture, fixtures and office equipment and recorded a loss on such sales that amounted to approximately $94,000. The Company had no comparable activity during the 1998 third quarter. Interest income decreased from $40,823 to $13,308 due to a decreased level of cash available for investment.

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

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS
ENDED SEPTEMBER 30, 1998

     The Company recorded a loss of $1,786,550, or $.17 per share, for the nine months ended September 30, 1999 compared to a loss of $4,171,380, or $.40 per share, in the nine months ended September 30, 1998. The decrease in the loss is primarily due to a decline in general and administrative expenses.

     General and administrative expenses decreased from $2,177,416 in the nine month period ended September 30, 1998 to $222,160 in the comparable 1999 period mostly due to cost reducing actions that commenced in December 1998 and the restructuring of vendor obligations. As discussed in the "Results of Operations" for the three-month period and "Overview", the Company terminated employees, deferred certain executive compensation and was successful in negotiating reduced payment terms on various invoices incurred during 1998 and 1999. The Company expects that general and administrative expenses will continue to decline in the near term compared to the similar 1998 period due to the impact of these and other cost reductions.

     Oil and gas revenues declined from $313,634 in the nine months ended September 30, 1998 to $126,087 in the similar 1999 period due to the natural production declines discussed in the preceding section. As also discussed in the "Overview" section, the Company may record gains and/or losses from the sales of prospects in the near term. However, there can be no assurance that such sales may occur. Interest income decreased from $277,499 to $47,205 due to a decreased level of cash available for investment.

     Although the Company expects that its level of exploration expenses will decline significantly in the near term compared to the previous year's periods, exploration expenses may vary materially due to exploration program activities, the Company's cost participation and other factors.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has incurred net losses and negative cash flows from operations since its inception. For the nine months ended September 30, 1999 and the twelve months ended December 31, 1998, 1997 and 1996, the Company incurred net losses of $1,786,550, $9,611,738, $6,152,127 and $1,858,132, respectively. The Company is principally engaged in one industry and geographic segment, oil and gas exploration and production, and has concentrated its exploration efforts since early 1996 in an area of the Louisiana Transition Zone, known as the West Cameron Seismic Project (the "Project"). Since inception of the Project, the Company and Cheniere have expended approximately $21,640,171 pursuant to the terms of the Cheniere Agreement. In addition, during 1998 the Company expended approximately $5,753,010 on unproved property costs, almost all of which were on prospects within the Project. The source of funding for these activities has come from funds generated from public and private equity offerings, cash flow from the Company's operations, and cash payments made to it under the Cheniere Agreement. Sources of funds include approximately $24.1 million from the sale of securities in 1993, 1994, 1995 and 1997, and $16.4 million provided under the Cheniere Agreement. The Company does not currently hold any funds advanced under that agreement. The cost of capitalized leases that expired during the nine months ended September 30, 1999 for non-payment of rentals amounted to approximately $3,342,411. The Company and Cheniere will continue to evaluate their lease inventory, cash resources, market conditions and other factors in the near term with a view to retaining its interests or forfeiting some portion of its interests in such leases. There can be no assurance that the Company and Cheniere will pay any or all portions of any such remaining delay rentals or enter into sale agreements with other participants who would share the cost of such commitments. Should the Company forfeit its interest in some portion of its remaining leases, then it may be required to recognize a material charge to expense for such forfeitures. The Company's remaining net unproved property cost amounted to $1,870,488 as of September 30, 1999.

     During mid 1998 subsequent to the acquisition of most of its current inventory of Project leases, the Company commenced marketing activities with a view to selling interests in Project prospects that were ready for sale. However, market conditions considerably deteriorated to the point that significantly fewer industry participants are actively acquiring oil and gas prospect interests.

     Due to the adverse factors presented above, the Company has had to rely principally on available cash to continue its operations. However, in order to conserve its remaining cash resources, the Company instituted certain cost reducing actions, including, but not limited to, employee terminations and negotiations to defer compensation with the key executive, office lease cancellations, sales of surplus office furniture and equipment and negotiations restructuring obligations with vendors. For the near term, the Company's principal business strategy is to conserve cash until improved industry conditions permit the resumption of lease acquisition and prospect marketing activities. There can be no assurance when such industry conditions may improve and permit the resumption of such activities.

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

     In order to hold its federal oil and gas leases, the Company has maintained a $300,000 bond collateralized by a United States Treasury Note. In the event that the Company would act as operator on a federal offshore lease or is otherwise required to increase its bonding by federal or state authorities, significant amounts of capital may be required for additional collateral to satisfy bonding requirements. However, with the expiration and other disposition of certain federal leases, the Company has requested that the bond be decreased and the collateral reduced, permitting a refund to the Company of some portion of the collateral. The Company expects that such approval from federal authorities will be granted in the near term and will receive a $250,000 refund.

     The Company is unaware of any possible exposure from actual or potential claims or lawsuits involving environmental matters. As such, no liability is accrued at September 30, 1999.

YEAR 2000 COMPLIANCE

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define a specific year. Absent corrective actions, a computer program that has date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures, miscalculations or the corruption of databases, any of which could cause disruptions to various activities and operations. The Company previously had initiated assessments to identify the work efforts required to assure that systems supporting the business successfully operate beyond the turn of the century. The Company's program was designed to minimize the possibility of serious Year 2000 interruptions, which worst case scenario includes the interruption of a significant part of the Company's business as a result of critical information systems failures. With changes in its business activities, currently the Company does not anticipate using certain systems that Year 2000 issues may have impacted. The Company does not believe Year 2000 results will have a negative impact on the Company.

SUBSEQUENT EVENTS

     The Company had a carried working interest in the S.L. 16208 #1, which was completed as a dry hole on October 29, 1999. Although the Company incurred no dry hole expense on this well, its remaining carrying cost of its leasehold amounts to approximately $176,000.

     The Company may, from time to time, purchase shares of its common stock in the open market at the prevailing market price at the time of purchase. The Company does not intend to cause its shares to be delisted under Section 12 of the Securities and Exchange Act of 1934.

     On October 14, 1999, the Company sold its overriding royalty interest in three producing wells located in the Bay Marchand area of Louisiana. During the 1999 fourth quarter, the Company will recognize a gain of approximately $137,000 on these wells, which had been placed on production during the 1999 third quarter.

     On November 15, 1999, the Company's Chairman and CEO will be paid his deferred salary of $100,000, including approximately $81,250 deferred by the Company as of September 30, 1999. Thereafter, the Company will pay his regular wages equal to $150,000 per year.

     The Company has reduced the stock option price for one of its employees to $.12 1/2 per share. The employee has an option for 52,500 shares.


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

Items 1,2,3,4 and 5.

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


                                     ZYDECO ENERGY, INC.



                                     /s/ Sam B. Myers, Jr.
                                     ------------------------------------------
                                     Sam B. Myers, Jr.
                                     Chairman, President, CEO and COO
                                     (Principal Executive Officer and Principal
                                     Financial and Accounting Officer)



Dated:  November 12, 1999