Form 10KSB
period 1999-12-31
ZYDECO ENERGY INC
filed 2000-03-30
CIK 908246

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  for the fiscal year ended December  31, 1999

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

                2170 Plaza of the Americas, 700 N. Pearl Street
                                 Dallas, Texas
                    (Address of principal executive offices)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 under the Securities Exchange Act of 1934) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]


     As of March 22, 2000, there were 10,039,096 shares of Zydeco Energy, Inc. Common Stock, $.001 par value, issued and outstanding, of which 6,814,978 shares, having an aggregate market value of approximately $19,593,062 were held by non-affiliates of the registrant (affiliates being, for these purposes only, directors, executive officers, and holders of more than 5% of the registrant's Common Stock).

                               TABLE OF CONTENTS





Item 1. Business..................................................................................     1
     The Company..................................................................................     1
     Seismic Technology...........................................................................     1
     West Cameron Seismic Project.................................................................     2
     Competition and Markets......................................................................     3
     Governmental Regulation......................................................................     4
     Risk Factors.................................................................................     7
     Employees....................................................................................     9
Item 2  Properties................................................................................     9
     Prospects and Leases.........................................................................     9
     Oil and Gas Reserves.........................................................................    10
     Statistical Information - Oil and Gas Properties.............................................    11
Item 3.  Legal Proceedings........................................................................    12
Item 4.  Submission of Matters to a Vote of Security Holders......................................    13

                                    Part II
Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters...................    14
     Dividend Policy..............................................................................    14
Item 6.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations...................................................................    14
     Overview.....................................................................................    14
     Results of Operations........................................................................    16
     Year Ended December 31, 1999 Compared to Year Ended December 31, 1998........................    16
     Year Ended December 31, 1998 Compared to Year Ended December 31, 1997........................    17
     Liquidity and Capital Resources..............................................................    18
Item 7.  Financial Statements and Supplementary Data..............................................    20
Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....    20

                                    Part III
Item 9.  Directors and Executive Officers of the Registrant.......................................    21
Item 10. Executive Compensation...................................................................    21
Item 11. Security Ownership of Certain Beneficial Owners and Management...........................    22
Item 12. Certain Relationships and Related Transactions...........................................    22
Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K .........................    23
SIGNATURES........................................................................................    24
EXHIBIT INDEX.....................................................................................   E-1
Index to Consolidated Financial...................................................................   F-1

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

ITEM 1. BUSINESS

THE COMPANY

     Zydeco Energy, Inc. (the "Company"), a Delaware corporation incorporated in 1993, is an independent energy company engaged in the exploration for oil and gas. The Company's "Wavefield Imaging Technology" is a patented data processing technique designed to substantially reduce the cost of 3D seismic data acquisition for certain surveys without significantly sacrificing the quality of the 3D subsurface image.

     Until the second quarter of 1999, the Company's primary business objective has been to discover and develop oil and gas reserves and thereby increase revenues, net income and cash flows. In April 1999, the Company altered its business plan in response to changed market conditions. Prior to that time the Company sought to pursue exploration and development alliances with industry participants in order to spread funding requirements and exploration risks.

     The Company secured lease positions or other drilling rights for potential prospects through private landowner negotiations, state and federal public lease sales or negotiations with other industry participants. Upon securing drilling rights, the prospects could then be drilled by contracting with industry participants. Generally, the Company intended to retain nonoperating interests in its drilling prospects through "farmout" arrangements and prospect sales with retained interests, while permitting a more experienced operator to manage the drilling and production activities.

  During 1998, the Company completed all the stages of interpretation on its West Cameron Seismic Project (the "Project") and initiated the marketing of its interests in various Project prospects to industry participants. This Project has recently been the principal focus of the Company's exploration efforts and is located in southern Cameron Parish, Louisiana in an area known as the Louisiana Transition Zone. The Louisiana Transition Zone is an area of shoreline, near shore and within shallow coastal and bay waters where the combination of marine and land seismic and processing techniques are difficult and expensive. See "Louisiana Transition Zone". However, due mostly to potential prospect buyers' concerns over uncertainties of ownership interests in Project prospects prior to the arbitration ruling described in "Legal Proceedings - Cheniere Litigation" and market conditions thereafter, the Company has not generated sufficient sales of Project prospects and, therefore, has not produced adequate levels of cash inflows during the near term. Because market conditions for selling interests in prospects have significantly deteriorated, the Company has recently altered its business plan to focus its efforts on (1) conserving cash resources, (2) concentrating exploration efforts strictly on marketing the West Cameron Project (3) marketing its Wavefield Imaging Technology, and (4) seeking merger partners to utilize the Company's cash and company status. The Company may find a merger partner that may or may not operate in the oil and gas business. The Company believes that this strategy will permit it to operate with existing cash resources into the year 2001.

SEISMIC TECHNOLOGY

     The Company believes that its Wavefield Imaging Technology represents advancement of 3D seismic survey design, processing and analysis. Wavefield Imaging Technology permits the Company to use more broadly spaced seismic receivers in its surveys thereby reducing the cost of data acquisition for certain surveys. In its West Cameron seismic survey, the Company estimates that it acquired the survey for approximately one half the cost of a conventional transition zone survey. Under the survey configuration used by the Company in its West Cameron Seismic Survey, the Wavefield Imaging Technology is limited to analysis of seismic objectives below 8,000 feet. The technology may also be applied in the analysis of shallower objectives by increasing receiver and sound source densities, although with diminishing cost advantages.

     On July 1, 1997, the Company acquired all of the outstanding capital stock of Wavefield Image, Inc. ("Wavefield"). As a result of this acquisition, the Company owns the Wavefield Imaging Technology and a related United States patent subject to licenses granted previously by Wavefield. Prior to its acquisition, Wavefield granted partial or restricted licenses for the Wavefield Imaging Technology to one major oil company and one foreign company. One of these licenses has expired for failure to pay yearly fees. Currently, the Company is not aware of any other company, including the licensees, employing Wavefield Imaging Technology in the design of its seismic surveys and processing of its seismic data.

WEST CAMERON SEISMIC PROJECT

     In August 1996, the Company commenced the Project, an extensive 3D seismic exploration program conducted over approximately 230 square miles in a part of the Louisiana Transition Zone in western Cameron Parish, Louisiana.

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

     In connection with the Project during the first half of 1998, the Company acquired approximately 12,000 gross acres on nine separate prospects through State of Louisiana lease sales, private land negotiations and a Federal lease sale. The Company's Project leases have expiration dates ranging from 2001 to 2003. The one Federal offshore lease provides for a minimum royalty of 16.667%, has a primary lease term of five years that covers approximately 3,000 acres, and is administered by the Minerals Management Service. The annual rental on this Federal lease is $5.00 per acre. Louisiana state leases are administered by the State Mineral Board of the State of Louisiana and generally provide for:
(i) a minimum royalty of 23%; (ii) a five year primary term; and (iii) annual rentals in an amount equal to 50% of the original lease acquisition cost. Generally, title to state and Federal leases is merchantable in all respects and operations thereon are not normally subject to litigation resulting from the legal doctrine of adverse possession or any other similar challenge to title. Leases obtained from private landowners are on three year terms. Delay rental obligations vary pursuant to the terms of such leases.

     Data Acquisition and Analysis. Advanced seismic processing techniques, including initial iterations of pre-stack migration, amplitude variation with offset (AVO) and seismic inversion were applied to the data by year-end 1997. A preliminary effort was made to further improve the imaging of the data by performing pre-stack depth migration. Interpretation of the data to identify potential drilling prospects began in late 1997 and continued until early 1999. These interpretations led to the acquisition of oil and gas leases within the Project.

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

     On April 17, 1998, Zydeco Exploration, Inc., a wholly owned subsidiary of the Company, filed a petition with the American Arbitration Association for arbitration in order to resolve certain disputes that arose with Cheniere. The arbitration claim sought to resolve differences over Cheniere's funding obligations, the parties' ownership in various leases and prospects, the scope of pre-drilling activities that Cheniere can conduct within the Project area, the dissemination by Cheniere of confidential seismic data covering the Project area, and a variety of related issues. Cheniere filed a counterclaim in the arbitration action, and the pleadings were amended to include the Company as well as Zydeco Exploration, Inc (collectively "Zydeco").

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

     As a result of the arbitration panel's decision, Zydeco and Cheniere tentatively agreed to share responsibilities and ownership for certain activities incurred in the maintenance, marketing and sale of prospects generated and assembled by the parties. Except for the costs of one prospect and certain other activities, neither party would seek reimbursement from the other for seismic and prospect costs generally incurred prior to the arbitration ruling. After considering the arbitration panel's ruling and the two parties' tentative agreement, Cheniere's and Zydeco's shares of third party and processing costs incurred pursuant to the terms of the Cheniere Agreement were approximately $16,423,398 and $5,216,773, respectively, from inception to December 31, 1998. Project seismic costs amounting to $1,146,688 that previously had been attributable to Cheniere were charged to exploration expense. In addition, the Company acquired approximately $5,753,010 of unproved leases during 1998.

COMPETITION AND MARKETS

     Competition for the acquisition of proved undeveloped acreage, as well as producing properties, is intense. During 1999 competition for selling drillable prospects also became intense. The Company competes with many other entities including major integrated oil and gas companies as well as numerous independent oil and gas companies and other producers of energy sources and fuels. Should the Company decide and have the resources to acquire additional leases within the Project, a substantial portion of acreage is subject to competitive closed bidding at federal and state lease sales. Currently, the Company has very limited resources to compete in such sales. Many of the Company's competitors have substantially greater financial resources and other competitive advantages over the Company, and therefore may be better able to compete and bid for leases, particularly in regions other than the Gulf Coast. In addition, such competitors may have financial resources and other competitive advantages that may make them better able to market prospects or offer more advantageous sale terms than the Company.

     The availability of a ready market for hydrocarbons and the price of any hydrocarbons produced will depend on many factors beyond the control of the Company, including the extent of domestic production and imports of foreign oil, the marketing of competitive fuels, the proximity and capacity of natural gas pipelines, the availability of transportation and other market facilities, the demand for hydrocarbons, the political conditions in the Middle East, the effect of federal and state regulation of allowable rates of production, taxation and the conduct of drilling operations, and federal regulation of natural gas. In the past, as a result of excess deliverability of natural gas, many pipeline companies curtailed the amount of natural gas taken from producing wells, shut-in some producing wells, significantly reduced gas taken under existing contracts, refused to make payments under applicable "take-or-pay" provisions, and refused to contract for gas available from some newly completed wells. The Company can give no assurance that such problems will not affect these markets again. In addition, the ongoing restructuring of the natural gas pipeline industry will eliminate the gas purchasing activity of traditional interstate gas transmission pipeline buyers. See "--Governmental Regulation" and " Risk Factors--Competitive Industry."

     The Company's principal oil and gas exploration assets consist of interests in oil and gas prospects in its West Cameron Seismic Project and associated seismic data. The Company's business plan has been to market interests in these prospects to industry participants. Due primarily to reductions in funds available for drilling exploratory prospects as well as changed industry outlook on projected returns from oil and gas exploratory drilling, the demand for participations in independently generated oil and gas prospects in the Gulf Coast region has been adversely affected. The Company's efforts to market its West Cameron prospects have been similarly adversely affected. This situation will not likely substantially recover until the industry outlook on oil and gas drilling changes favorably.

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

     Louisiana State Regulation. The State of Louisiana imposes numerous requirements relating to the exploration and production of oil and gas, including permits for seismic or drilling operations, drilling bonds, and reports concerning operations. The State of Louisiana also has statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and gas properties, the establishment of maximum rates of production from wells, and the U.S. Department of Interior Minerals Management Service's (the "MMS") regulations of spacing, plugging, and abandonment of such wells.

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

     Bonding and Financial Responsibility Requirements. The Company is required to obtain bonding, or otherwise demonstrate financial responsibility, at varying levels by governmental agencies in connection with obtaining state or federal leases or acting as operator on such leases. These bonds may cover such obligations as plugging and abandonment of nonproductive wells, removal of related production facilities, and pollution liabilities on federal and state leases. A substantially larger bond than the current $50,000 bond currently issued on behalf of the Company is required in order to act as operator on Federal offshore leases. The Company will have to satisfy these increased bonding requirements in the event that it elects to operate any wells on Federal leases. The Company expects to be able to enter into participation arrangements on its prospects with industry participants who are qualified to act as operators on Federal leases. However, no such arrangements can be assured of occurring. In addition, the State of Louisiana recently adopted financial responsibility requirements with respect to plugging and abandonment liabilities on Louisiana leases.

  Natural Gas Marketing and Transportation. The interstate transportation of natural gas is regulated by the Federal Regulatory Commission (the "FERC") under the Natural Gas Act of 1938 and, to a lesser extent, the Natural Gas Policy Act of 1978. Since the early 1990s, FERC's regulatory efforts have centered largely around its generic rulemaking proceeding, Order No. 636. Through Order No. 636 and successor orders, FERC has undertaken to restructure the interstate pipeline industry with the goal of providing enhanced access to, and competition among, alternative gas suppliers. By requiring interstate pipelines to "unbundle" their sales services and to provide their customers with direct access to any upstream pipeline capacity held by pipelines, Order No. 636 has enabled pipeline customers to choose the levels of transportation and storage service they require, as well as gas directly from third-party merchants other than the pipelines. In general, Order No. 636 has facilitated the transportation of gas and the direct access to end-user markets.

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

     In addition to natural gas regulatory concerns, the FERC's unbundling of the wholesale electric industry through generic rulemaking proceedings in Order Nos. 888 and 889 and their successor orders may impact the natural gas industry. The unbundling of the wholesale electric industry, along with the recent trend toward the implementation of regional system operators and associated power exchanges, have already been recognized as forcing electric utilities to seek out more competitive sources of (or alternatives to) supplies for their gas-fired generation units.

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

RISK FACTORS

  Limited Production and High Dependence on 3D Seismic and Exploratory Drilling Activities. The Company's producing activities to date have been limited. Such activities presently consist of a working interest in one well and an overriding royalty interest in another well. Both wells are located offshore Louisiana.
No oil and gas reserves have been assigned by the Company at December 31, 1999 to the well in which it has a working interest. There is no assurance that 3D seismic methods will identify potential hydrocarbon accumulations or that drilling will successfully test any prospects. The use of 3D seismic technology involves numerous risks in the acquisition, processing and interpretive phases including, but not necessarily limited to, acquiring seismic shooting rights over a prospective area, availability of trained seismic crews, subsurface conditions which may affect the quality of the acquisition of data, surface conditions, and availability of data from any nearby previously drilled wells. Drilling involves numerous risks, including the risk that no commercially productive oil or gas reservoirs will be encountered. The cost of drilling, completing, and operating wells is often uncertain and drilling operations may be curtailed, delayed, or abandoned as a result of a variety of factors, including unexpected drilling conditions, excessive pressure or irregularities in formations, equipment failures or accidents, weather conditions, and shortages or delays in the delivery of equipment.

  High Dependence on Sales of Prospects. Recently, the Company has experienced difficulty in selling prospects developed and assembled from its Project. It believes that the lack of sales has been caused by market conditions within the oil and gas industry as well as initial uncertainties with respect to ownership interests. There can be no assurance that the Company will be successful in selling significant interests or in receiving sufficient funds for continuing operations.

  Each non-producing oil and gas lease acquired by the Company requires annual delay rental payments to maintain lease ownership rights. In addition, the Company and Cheniere Energy, Inc. have agreed to share the responsibilities of marketing and maintaining Project leases. There is no assurance that, absent negotiated prospect sales agreements that provide for a buyer to pay rentals, the Company and/or Cheniere will make some or all of such delay rental payments. The Company cannot determine at this time what leases, if any, that it and/or Cheniere may decide to relinquish through non-payment of a delay rental, the impact of such action on the marketability of the prospect in which the lease was held or the cost of reacquiring such lease.

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

  High Dependence upon Lease Acquisition Activities. Due to a lack of available capital resources, the Company does not expect to acquire any new leases in the near term. However, its business demands that it continually evaluate its lease holdings and potential new lease acquisitions. Should the Company seek additional lease holdings, then such activities may include attempts to acquire leases from federal agencies, state agencies or private individuals and companies. Both the United States Department of the Interior and the State of Louisiana award oil and gas leases on a competitive bidding basis. It is expected that other major and independent oil and gas companies having financial resources significantly greater than those of the Company will bid against the Company for the purchase of oil and gas leases. Accordingly, there can be no assurance that the Company will be successful in acquiring any leases on which it bids.

  Limited Operating Revenues; Need for Additional Financing. The Company presently has limited operating revenues and does not expect to generate substantial operating revenues in the immediate future. The Company expects that it will need substantial additional capital if it chooses to expand operations and to acquire additional oil and gas leases, producing properties, or to participate in the drilling of wells on prospects. Additional capital may be secured from a combination of funding sources that may include borrowings from financial institutions, vendor financings, production payment financings, debt offerings, additional offerings of the Company's stock and alliances with other industry participants. The Company's ability to access additional capital may depend on a variety of factors including, but not limited to, sales of its existing project, favorable drilling results on its prospects and the status of various capital markets at the time such additional capital is sought. There can be no assurances that capital will be available to the Company from any source, at the time required or that, if available, it will be on terms acceptable to the Company. Should sufficient financing not be available because costs are higher than estimated or otherwise, the Company would have to consider alternatives such as a sale or merger of the Company or liquidation of its assets. The Company believes it has sufficient capital to sustain its reduced level of operations into the year 2001.

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

  In accordance with customary industry practices, the Company may maintain insurance against some, but not all, of such risks and some, but not all, of such losses. There can be no assurance, however, that any insurance the Company intends to carry will be available to the Company when applied for or, if available and carried, will be adequate to cover the Company's liability in all circumstances. The occurrence of an event not fully covered by insurance could have a material and adverse effect on the financial position and results of operations of the Company. In addition, the Company may be liable for environmental damages caused by previous owners of any property which may be purchased by the Company, which liabilities would not be covered by insurance.

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

EMPLOYEES

     As of December 31, 1999, the Company has 3 full-time employees. There are no employment agreements with any employee.

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

                                 Gross
                              Undeveloped                   Net Acreage
State/Location                  Acreage                      To Zydeco
--------------              ----------------              ---------------
Louisiana                        1,139                          741

Gulf of Mexico                   5,275                        3,287

Total                            6,414                        4,028
                                 =====                        =====

       If Cheniere Energy, Inc. elects participation in each lease held in the West Cameron Seismic Project pursuant to the terms of the Cheniere Exploration Agreement and the arbitration ruling dated December 9, 1998 by the arbitration panel convened to hear the Cheniere litigation matters, the above "Net Acreage to Zydeco", would total 2,098.

     Lease Terms. Most of the leased acres currently held by the Company are under federal or State of Louisiana offshore leases. The Company's leases have expiration dates ranging from 2000 to 2003. Federal offshore leases provide for minimum royalties of 16.67%, have a primary lease term of five years, and are administered by the MMS. Annual rentals on Federal leases are $5.00 per acre. In general, the Company's federal lease consists of a portion of a 5,000 acre lease block. If production is not established or an extension is not obtained during the primary term, the lease terminates. Louisiana state leases are administered by the State Mineral Board of the State of Louisiana and generally provide for: (i) a minimum royalty of 20%; (ii) a five year primary term; and
(iii) annual rentals in an amount equal to 50% of the original lease acquisition cost. Generally, title to state and federal leases is merchantable in all respects and operations thereon are not normally subject to litigation resulting from the legal doctrine of adverse possession or any other similar challenge to title. Leases obtained from private landowners are on three-year terms. Delay rental obligations vary pursuant to the terms of such leases.

OIL AND GAS RESERVES

     The Company engaged Petroleum Professionals, International, LP ("PPI") to estimate the proved oil and gas reserves of the Company's properties for the years ended December 31, 1999 and 1998, respectively. PPI is an independent oil and gas reserve engineering firm. This firm was also asked to estimate the future net revenues to be derived from such properties. In preparing their report, PPI reviewed and examined such geological, economic, engineering, and other data provided by the Company as considered necessary under the circumstances, and examined the reasonableness of certain economic assumptions regarding estimated operating and development costs and recovery rates in light of economic circumstances as of December 31, 1999 and 1998. As of December 31, 1999, the proved oil reserves were estimated to be 1,260 Bbls and the proved gas reserves were estimated to be 9,617 Mcf.

     There are numerous uncertainties inherent in estimating quantities of reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the producer. The reserve data set forth in this Annual Report on Form 10-KSB represent only estimates. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality and quantity of available data and of engineering and geological interpretation and judgment. As a result, estimates of different engineers often vary. In addition, results of drilling, testing, and production subsequent to the date of an estimate may justify revision of such estimate. Accordingly, reserve estimates at a specific point in time are often different from the quantities of oil and gas that are ultimately recovered, which differences may be significant. Additionally, the estimates of future net revenues from proved reserves of the Company and the present value of future net revenues are based upon certain assumptions about future production levels, prices, and costs that may not prove correct over time. The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they were based.

STATISTICAL INFORMATION - OIL AND GAS PROPERTIES

     Production. The following table summarizes the sales volumes of the Company's net oil and gas production in the United States in barrels of oil and thousands of cubic feet of natural gas for each of the two years ended December 31, 1999 and 1998, respectively:

                                        YEAR ENDED DECEMBER 31,
                                -----------------------------------
                                       1999                1998
                                ---------------     ---------------
Sales Volumes
      Natural Gas (Mcf)                  59,608             165,762
      Crude Oil (Bbl)                     2,778               1,187
      NBOE(1)                            12,713              28,814
---------------------
     (1) Net barrels of oil equivalent (NBOE) assuming natural gas converted at six Mcf per equivalent barrel.

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

          AVERAGE PRICES AND PRODUCTION COSTS. For each of the last two years, average unit prices and unit production costs are set forth below with respect to the Company's net share of production of oil and gas in the United States:

                                                      YEAR ENDED DECEMBER 31,
                                                     -------------------------
                                                        1999           1998
                                                     ---------       ---------
AVERAGE SALES PRICES
      Natural Gas ($/Mcf)                               $ 2.19        $ 2.25
      Crude Oil ($/Bbl)                                 $20.43        $13.71

Lease Operating Expense ($/NBOE)(1)                       1.45          0.60
Depletion, Depreciation, & Amortization ($/NBOE)(1)     $    -        $    -
--------------------
     (1) Net barrels of oil equivalent (NBOE) assuming natural gas converted at six Mcf per equivalent barrel.

          ACREAGE AND WELL SUMMARY. The information presented below relates to properties in the United States in which the Company has "working interests" which bear the cost of operations. The Company's total gross and net interests in productive wells and in developed acres at December 31, 1999, are summarized as follows:

                                               GROSS                               NET
                               -------------------------------     ------------------------------
                                   OIL                   GAS          OIL                  GAS
                               ---------             ---------     ---------            ---------
Productive Wells(1)                 -                     1          -                    .08

Developed Acres(2)                           349                              28
------------------------

     (1) "Productive Wells" are producing wells and wells capable of production, and include gas wells awaiting pipeline connections or necessary governmental certifications to commence deliveries and oil wells to be connected to production facilities. No oil and gas reserves have been assigned by the Company at December 31, 1999 to the well in which it has a working interest.

     (2) "Developed Acres" include all acreage (on a leasehold basis in the United States) as to which proved reserves are attributed, whether or not currently producing, but exclude all producing acreage as to which the Company's interest is limited to royalty, overriding royalty, and other similar interests.


          DRILLING AND PRESENT ACTIVITIES. The following table summarizes the oil and gas drilling activities of the Company in the United States for each of the two years ended December 31, 1999 and 1998, respectively:

                                                  Year Ended December 31,
                                   ---------------------------------------------------
                                           1999                         1998
                                   ----------------------     ------------------------
                                      Gross        Net             Gross        Net
                                    ---------   ---------        ---------   ---------
Development Wells Drilled (1)(2):
 Productive                              -           -                -           -
 Dry                                     -           -                -           -

Exploratory Wells Drilled (1)(2):
 Productive                              -           -                -           -
 Dry                                   1.0       0.394                -           -
                                      ----------------             ----------------
      Total                            1.0       0.394                -           -
                                      ================             ================

---------------------------------
     (1) "Wells Drilled" refers to the number of wells completed at any time during the fiscal year, regardless of when drilling was initiated.
          The term "completed" refers to the installation of permanent equipment for the production of oil or gas, or, in the case of a dry hole, to the reporting of abandonment to the appropriate agency.
     (2) A dry hole is an exploratory or a development well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well. A productive well is an exploratory or a development well that is not a dry hole.

          In addition to the above drilling results, the Company had a carried working interest in two exploratory wells drilled in 1999 that resulted in dry holes. As of December 31, 1999, the Company was not conducting any drilling or maintenance operations.

FACILITIES

     The Company leases its office space on a month to month basis for $2,200 per month.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of 1999.

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock, par value $.001 (the "Common Stock") and the Warrants have traded on the NASD OTC Bulletin Board since May 25, 1999, The Nasdaq National Market from August 19, 1997 to May 24, 1999, and on the Nasdaq SmallCap Market from December 23, 1995 to August 19, 1997 under the symbols "ZNRG" and "ZNRGW". Prior to December 23, 1995, they were quoted on the OTC Bulletin Board under the symbols "TNER" and "TNERW", respectively. Prior to December 23, 1995, the Units were quoted on the OTC Bulletin Board under the symbol "TNERU"; the Units are no longer quoted on the OTC Bulletin Board. There is very limited trading of the Units and pricing information is not readily available. The high and low sales prices of the Common Stock, the Warrants, and the Units during each quarter are presented in the table below. The quotes represent "inter-dealer" prices without retail markups, markdown, or commissions and may not necessarily represent actual transactions.

                              Common Stock                Warrants
                          ----------------------   ----------------------
                             High        Low          High         Low
Three Months Ended
   March 31, 1998           3.250       1.938        1.188       0.688
   June 30, 1998            2.875       1.500        1.000       0.250
   September 30, 1998       2.750       0.750        0.969       0.125
   December 31, 1998        1.297       0.500        0.391       0.047

Three Months Ended
   March 31, 1999           1.313       0.282        0.438       0.063
   June 30, 1999            0.250       0.125        0.125       0.010
   September 30, 1999       0.188       0.130        0.105       0.015
   December 31, 1999        0.160       0.063        0.030       0.001

     As of March 22, 2000, there were 10,039,096 shares of the Company's Common Stock outstanding held by approximately 75 holders of record. The Company believes there are approximately 1,800 beneficial owners of the Common Stock. The Company purchased 318,000 shares of treasury stock during the period November 1999 to January 2000 in the open market.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company was incorporated in December 1993 and commenced activities in 1994, as an independent oil and gas exploration company engaged in acquiring leases, drilling and producing reserves utilizing focused geologic concepts and advanced 3D seismic and computer-aided exploration ("CAEX") technology, including enhanced structural and stratigraphic depth imaging and attribute analysis. Currently, the Company's efforts are focused primarily on marketing its interest in its Cameron Parish Project, seeking markets for its Wavefield Imaging Technology and looking for corporate acquisitions which could use its cash, net operating tax loss and its public market. Any such merger may or may not be in the oil and gas industry.

     During 1996, the Company negotiated seismic options covering approximately 37,000 gross acres (33,000 net acres) and secured other seismic permits covering approximately 171,000 gross acres (170,000 net acres) in the Louisiana Transition Zone. At the core of the Project was a 51,000-acre exclusive seismic permit obtained from the State of Louisiana. Pursuant to the terms of the State of Louisiana permit, the state is required to keep the information obtained from the survey confidential for a period of ten years. The Company began onshore leasing and permitting in February 1996. Seismic data acquisition for the Project commenced over approximately 230 square miles during the second half of 1996 and was completed in July 1997. The Company timely delivered seismic data to the State of Louisiana in January 1998 in compliance with the terms of the exclusive seismic permit. The seismic processing phase of the Project immediately commenced during mid 1997 and was completed in October 1998. The interpretive phase commenced also during mid 1997 and continued throughout 1998. The Company conducted a leasing program during the 1998 first half and aggregated more than 12,000 gross acres through State of Louisiana lease sales, private land negotiations and a federal lease sale. During the first half of 1999, the Company relinquished approximately 14,000 gross acres, including approximately 8,000 gross acres relating to the Project, through the non payment of delay rentals.

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

     As a result of the arbitration panel's decision, Zydeco and Cheniere informally agreed to share responsibilities and ownership for certain activities incurred in the maintenance, marketing and sale of prospects generated and assembled by the parties. Except for the costs of one prospect and certain other activities, neither party would seek reimbursement from the other for seismic and prospect costs generally incurred prior to the arbitration ruling. After considering the arbitration panel's ruling and the two parties' informal agreement, Cheniere's and Zydeco's share of third party and processing costs incurred pursuant to the terms of the Cheniere Agreement was approximately $16,423,398 and $5,216,773, respectively, from inception to December 31, 1998. Project costs incurred in 1999 were negligible. The Company charged project seismic costs amounting to $1,146,688 that previously had been attributable to Cheniere to exploration expense in 1998. In addition, the Company acquired approximately $5,753,010 of unproved leases during 1998.

     In order to conserve its cash resources, the Company through terminations and resignations reduced the number of its employees to three by October 11, 1999.

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

     On July 1, 1997, the Company acquired Wavefield Image, Inc., the owner and licensor of the rights to the Wavefield Imaging Technology. A patent in respect of the Wavefield Imaging Technology was issued by the United States Patent and Trademark Office on December 2, 1997, see "Business--Seismic Technology." The Company amortizes its investment in Wavefield Imaging Technology on the straight-line basis over a 19-year period, the life of the patent.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     The Company recorded a net loss of $2,835,318, or $.28 per share, for 1999 compared to a net loss of $9,611,738, or $.93 per share, in 1998. The decline of $6,776,420 in losses between the two periods is primarily attributable to a combination of a decrease in costs associated with the Company's Project, a lower level of charges made for the impairment of unproved properties and cost reducing actions commenced in late 1998.

     During 1998, the Company's principal activities related to the Project involved significant work in the processing and interpretive phases. Coupled with the impact of the December 1998 arbitration panel ruling by which the Company expensed Project costs previously viewed as reimbursable from Cheniere, the Company expensed Project geological and geophysical costs totaling $1,975,892 in 1998. Because such phases were substantially completed in 1998, the Company had no comparable expense in 1999. In addition, as a result of the Company's cost reducing actions, other geological and geophysical expenses declined from $1,585,292 in 1998 to $168,326 in 1999.

     As of December 31, 1998, the Company recorded an impairmen of $3,000,000 in order to recognize a decline in the value of oil and gas leases acquired in association with the Project. During 1999, an additional expense for the impairment of unproved properties in the amount of

$750,000 was recorded. Partly offsetting this decline in the charge for the impairment allowance, the Company recorded a write-off to exploration expense amounting to $712,390 in 1999 for expired leases and dry hole expense of $563,184 for its share of the one exploratory well in which it had a working interest. The Company did not have comparable lease write-offs and dry hole expenses in 1998. The Company expects that the overall level of exploration expenses, including geological and geophysical expenses, will decline significantly during the near term due mostly to the Company's restructured activities. However, because the Company utilizes the successful efforts method of accounting, exploration expenses typically vary materially from period to period based upon exploration program activities, the Company's cost participation and other factors.

     General and administrative expenses decreased from $2,987,570 in 1998 to $679,003 in 1999 mostly due to cost reducing actions and a decline in litigation expenses. In 1998, the Company recorded $1,171,243 in litigation expenses associated with the Cheniere matter. The Company had no comparable expense in 1999. In addition, also as a result of cost reducing activities, research and development expense declined from $409,240 in 1998 to $157,909 in 1999. The Company expects that general and administrative expenses and research and development expenses will continue to decline in the near term compared to that incurred in 1999.

     Depreciation and amortization expense decreased $252,315 from 1998 to 1999 due mostly to sales of nearly all its office equipment, computer equipment, furniture and fixtures during mid-1999. The Company expects such expense to decrease sharply in the near term compared to 1999 as a result of the steep decline in the carrying amounts of such assets from 1999 to 2000.

     Partly offsetting the above decreases, the Company recorded a $200,000 expense for the impairment of its investment in Wavefield Imaging Technology. The Company did not have a comparable 1998 impairment of an investment in a subsidiary.

     Oil and gas revenues decreased from $389,798 in 1998 to $187,366 due mostly to a 64% decline in gas sales volumes. Gas sales volumes fell from 165,762 thousand cubic feet ("Mcf") in 1998 to 59,608 Mcf in 1999. Partly offsetting this decline were increases in oil volumes and oil prices. In addition, a producing field in which the Company had a small overriding royalty interest was brought on production during mid 1999. The Company sold such interest in this new producing field during late 1999. The decline in gas sales volumes is mostly due to natural production declines in the two producing wells in which the Company has an interest. Although it expects that the production rates will continue to decline during the near term, the Company cannot ascertain whether the rates experienced in 1999 will continue throughout 2000.

     During 1999, the Company recorded gains on the sales of properties amounting to $136,130 versus $346,321 in 1998. In 1999, gains from the sales of producing and non-producing leases amounted to $247,054 while losses from the disposal of office equipment, computer equipment and other amounted to $111,054. In the near term, the Company does not expect any significant sales of such items. For producing and non-producing oil and gas properties, the Company typically experiences fluctuations in gains or losses on the sales of such properties due to a number of factors such as, but not limited to, the timing and cost of lease acquisitions, the availability of leaseholds in particular prospect areas and market conditions, both generally and in the oil and gas industry, at the time of sale.

     As a result of certain cost reducing activities, the Company was able to negotiate concessions from some vendors. The Company recorded an extraordinary item amounting to a benefit of $439,208 for this activity. The Company had no comparable activity in 1998 and does not expect any similar activity in 2000.

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

     Geological and geophysical expenses declined $1,396,876 from $4,958,060 in 1997 to $3,561,184 in 1998 due mostly to lower Project seismic costs. This decline was primarily due to the completion of the substantially more expensive data acquisition phase during the 1997 third quarter. The Company did not incur any material expenses for data acquisition during 1998. The significantly less expensive seismic processing and interpretive phases commenced during mid 1997 with the processing phase completed during the 1998 fourth quarter and the interpretive phase continuing into the first quarter of 1999. Partly offsetting the decline in levels of Project seismic expenses, the Company's share of such expenses increased from 50% to 100% pursuant to the arbitration panel's ruling for Project seismic costs generally incurred after December 31, 1997. As a result of such ruling the Company recognized a charge to exploration expense of $1,146,688 that previously had been attributable to Cheniere.

     General and administrative expenses rose $1,426,709 from $1,560,861 in 1997 to $2,987,570 in 1998 principally due to increased legal expenses. The Company had no comparable legal expenses in 1997. Most of the balance of the general and administrative expense increase is attributable to increases in personnel that were made during the second half of 1997. Research and development expenses also increased by $281,230 due to the commencement of research and development activity during mid 1997.

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

     During 1998, the Company recorded gains on the sales of properties amounting to $346,321 versus net losses of $108,385 in 1997. The Company typically experiences fluctuations in gains or losses on the sales of properties due to a number of factors such as, but not limited to, the timing and cost of lease acquisitions, the availability of leaseholds in particular prospect areas and market conditions, both generally and in the oil and gas industry, at the time of sale.

     The increase in the net loss per share from $.77 in 1997 to $.93 in 1998 was also affected by an increase in the weighted average number of the Company's Common Shares (basic and diluted) due to the issuance of 3,680,000 shares in a public offering in August 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has incurred net losses and negative cash flows from operations since its inception in 1994. In 1999 and 1998, the Company incurred net losses of $2,835,318 and $9,611,738, respectively. The Company is principally engaged in one industry and geographic segment, oil and gas exploration and production, and concentrated its exploration efforts since early 1996 in an area of the Louisiana Transition Zone, known as the Project. Since inception of the Project, the Company and Cheniere have expended approximately $21,640,171 pursuant to the terms of the Project's agreement. In addition, during 1998 the Company expended approximately $5,753,010 on unproved property costs, almost all of which were on prospects within the Project. Costs expended in 1999 on the project were negligible. The source of funding for these activities has come from funds generated from public and private equity offerings, cash flow from the Company's operations, and cash payments made to it under the Cheniere Exploration Agreement. Sources of funds include approximately $24.1 million from the sale of securities in 1993, 1994, 1995 and 1997, and $16.4 million provided under the Cheniere Exploration Agreement. The Company does not currently hold any funds advanced under that agreement.

     During 1998, the Company's near-term business strategy anticipated that its cash needs would be satisfied from a combination of available cash, sales of interests in Project prospects, sale(s) of interests in the Project itself and reimbursements by Cheniere for Project costs which the Company believed it was owed. The Company expected a sequence of events including, but not limited to, the above items as well as successful well completions, equity offerings, exercise of warrants and options on its common stock and debt placements, any combination of which could be adequate sources of cash inflows. However, due mostly to potential buyers' concerns over uncertainties of ownership interests before the arbitration ruling and market conditions thereafter, the Company did not generate significant sales of Project prospects and, therefore, did not produce sufficient levels of cash inflows during the near term. From the last half of 1998 through the first half of 1999, the Company believes that market conditions were not conducive for selling interests in prospects. Furthermore, the arbitration ruling did not mandate any immediate cash payments from Cheniere to the Company.

     During mid 1998 subsequent to the acquisition of most of its current inventory of Project leases, the Company commenced marketing activities with a view to selling interests in Project prospects that were ready for sale. The Company understands that during this period suitable buyers were available and that such buyers were conducting exploration activities including the acquisition of prospects and the drilling of wells on such prospects. It believes that its marketing efforts were unsuccessful mostly because of uncertainties over the Cheniere litigation, primarily those matters relating to the Company's and Cheniere's Project lease ownership interests. Subsequent to the arbitration ruling in December 1998, the Company and Cheniere informally agreed to the resolution of certain matters in order that they could recommence their prospect marketing activities. However, market conditions considerably deteriorated to the point that significantly fewer industry participants were actively acquiring oil and gas prospect interests at that time.

     Due to the adverse factors presented above, the Company had to rely principally on its available cash to continue its operations. However, in order to conserve its remaining cash resources, the Company instituted certain cost reducing actions, including, but not limited to, employee terminations and office lease reductions. By restructuring its operations, the Company narrowed its business strategy to focus its activities almost entirely on the marketing of the West Cameron project, marketing the Wavefield Imaging Technology, and seeking merger partners in order to achieve sufficient liquidity to maintain levels of operations. Coupled with these initiatives and because marketing activities did not result in sales of prospects where significant delay rental obligations were due in mid-1999, the Company relinquished various leases by electing not to pay such delay rental commitments. The Company recorded a $3,000,000 impairment in 1998 due to the recognition at that time of these potential events. During 1999, the Company expensed an additional $712,390 in direct write-offs of Project leases and recorded an additional $750,000 impairment allowance for the recognition of a decline in value of its remaining leases.

     The Company does not expect to generate operating cash flow or net income in 2000 unless it sells substantial interests in the Project itself. The Company contemplates that a sale of such interests would include prospect development commitments and financing provided by the purchasers coupled with retained interests and back-in rights to the Company, and additional cash consideration to the Company for recoupment of costs incurred in identifying such prospective interests. As generally required by the successful efforts method of accounting, the Company has expensed all of its costs in the Project as of December 31, 1999, and accordingly, any payments for the recoupment of non-capitalized costs would be treated as income to the Company. There can be no assurance that the Company will be successful in the selling of significant interests or in receiving payments for the recoupment of the Company's costs incurred to date on this Project. In addition, there can be no assurance that the Company will have sufficient cash available or be able to acquire new cash resources if the Company is not successful in selling its desired level of interests in the Project or on terms that require little or no cash resources for prospect commitments. The Company does not presently maintain any credit facilities.

     As an alternative strategy, the Company is actively seeking merger partners that could utilize its remaining cash, net operating tax loss and its public market. Such merger may or may not be in the oil and gas industry. There can be no assurance that the Company will be successful in consummating a merger.

     As of December 31, 1999, the Company maintained a $300,000 bond that was required to hold its federal oil and gas leases. A United States Treasury Note collateralized this bond. Subsequent to December 31, 1999, the bond and the collateralized United States Treasury Note were reduced to $50,000. The $250,000 difference was returned to the Company. In the event that the Company would act as operator on a federal offshore lease or is otherwise required to increase its bonding by federal or state authorities, significant amounts of capital may be required for additional collateral to satisfy bonding requirements.

     The Company is unaware of any possible exposure from actual or potential claims or lawsuits involving environmental matters. As such, no liability is accrued at December 31, 1999.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required by this Item are incorporated under Item 13 in Part III of this report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     In December, 1999, the Company determined to replace Arthur Andersen LLP ("Andersen") as its independent accountants to audit its financial statements for economic reasons.

     The decision to change accountants was approved by Zydeco's Board of Directors on December 31, 1999.

     Zydeco has engaged the firm of Hein + Associates LLP ("Hein") as of January 21, 2000. Hein was not consulted during the two most recent fiscal years or any subsequent interim period on any matters relating to accounting principles or a specific transaction, either completed or proposed.

                                    Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICER, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

  Set Forth below is information concerning the director of the Company who was serving on the Board of Directors at December 31, 1999. Mr. Myers' term as sole director will continue until the next Annual Meeting of Stockholders or until his successor has been duly elected and qualified.

  SAM B. MYERS, JR., age 61, has served since December 1995 as Director, Chairman of the Board of Directors, and Chief Executive Officer and, until October 1996, President of the Company and in the same capacity for Zydeco Exploration, Inc. ("Zydeco Exploration"), the Company's subsidiary, since its formation in March 1994. Mr. Myers is also Director and President of Wavefield Image, Inc. ("Wavefield"), the Company's other subsidiary. Mr. Myers has been an independent oil and gas operator and private investor since 1961. In addition, Mr. Myers has served as Chairman of the Board of Directors of Search Capital Group, Inc. ("Search"), a publicly held specialty financial services company, from August 1985 until May 1995 when he voluntarily resigned and as President and Chief Executive Officer from August 1985 until August 1993 and from November 1994 to January 1995.

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who beneficially own more than the percent of the Company's Common Stock, to file reports of their beneficial ownership (Forms 3, 4 and 5, and any amendment thereto) with the Securities and Exchange Commission. Executive officers, directors, and greater-than-ten percent holders are required to furnish the Company with copies of the forms that they file.

  Based solely on a review of the copies of such forms furnished to the Company and written representations from the executive officer and director, the Company believes that all Section 16(a) filing requirements applicable to its executive officers and officers were complied with during its fiscal year 1999.

ITEM 10. EXECUTIVE COMPENSATION

  The following table reflects all forms of compensation for services to the Company and its subsidiaries for the years ended December 31, 1999, 1998, and 1997, for the Company's only officer, Mr. Myers.

                                ANNUAL COMPENSATION
                                                             OTHER ANNUAL
NAME AND POSITION              YEAR   SALARY(S)   BONUS ($)  COMPENSATION ($)
-----------------              ----   --------    -------    -----------------
Sam B. Myers, Jr.              1999   $150,000    $  -            $  -
   Chief Executive Officer     1998   $150,000    $  -            $  -
                               1997   $150,000    $  -            $  -

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                              BENEFICIAL OWNERSHIP

          The following table sets forth certain information, as of December 31, 1999, regarding beneficial ownership of Common Stock of each shareholder who is known by the Company to beneficially own more than 5% of Common Stock, each Director, each Named Executive, and all directors and executive officers as a group.

                                                             COMMON STOCK
                                                         BENEFICIAL OWNERSHIP
                                                        ----------------------
                                                        NUMBER OF   PERCENTAGE
NAME AND ADDRESS (IF REQUIRED) OF BENEFICIAL OWNER       SHARES      OF TOTAL
--------------------------------------------------      ----------  ----------
Richard L. Morgan                                       1,562,510(1)  15.57%
 700 North Pearl Street, Suite 2170
 Dallas, Texas 75201

David M. Fender                                         1,558,393(2)  15.52%
 116 East Front Street
 Tyler, Texas 75702

Sam B. Myers, Jr.                                         133,215      1.3%

Directors and Officers as a Group (1 Person)              133,215      1.3%
---------------
(1) Includes 781,255 shares owned by The SBM III Trust and 781,255 shares owned by The MFM Trust; Mr. Morgan is trustee of both trusts. The SBM III Trust is a trust established for the benefit of the children of Sam B. Myers,
     III. The MFM Trust is a trust established for the benefit of the children of Melanie F. Myers. Mr. Morgan has sole voting and dispositive power with respect to such shares. Mr. Sam B. Myers, Jr. does not have and disclaims any beneficial ownership of the shares owned by the trusts.
(2) Includes 30,000 shares owned personally by Mr. Fender and 1,528,393 shares owned by The Bon Temps Trust for which Mr. Fender is trustee. The Bon Temps Trust is a trust established for the benefit of the Children of Sam
     B. Myers, Jr. Mr. Fender has sole voting and dispositive power with respect to such shares. Mr. Myers does not have and disclaims any beneficial ownership of the shares owned by the trust.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On December 30, 1998, the Company sold a 6.25% working interest participation in a prospect to a limited partnership whose general partners are the president and a vice president of a company who are the children of the Company's Chairman and CEO. The agreement provides that the limited partnership pay to the Company a total consideration of $204,000 for this interest which included the turnkey cost of drilling this prospect's first well. Pursuant to the terms of the agreement with such limited partnership, the basis of this partnership's participation in this prospect is on comparable terms of participation by an unrelated party. In connection with the tentative agreement with Cheniere discussed in Note 3 - "Exploration Agreements, Cheniere Exploration Agreement and Litigation", the Company and Cheniere agreed to share all proceeds attributable to the sale of Project prospects, including cash and promoted interests. Cheniere's estimated share of the total consideration paid by the limited partnership was approximately $64,000. During 1999, this prospect's first well was drilled and amounts related to the turnkey portion were earned by the Company. The Company and the limited partnership did not participate in a completion attempt on this well. The Company expensed approximately $563,000 as dry hole expense in 1999, which was net of the Company's share of the turnkey contribution. The agreement also provides that the limited partnership has a one-time option to acquire a 6.25% working interest participation in an adjacent prospect for $62,500 and to pay its pro-rata share of the second prospect's drilling costs on a promoted basis. The leases under the second prospect have expired.

     The Company engaged the services of a law firm, including the services of a partner in the firm who is a relative of an officer and director of the Company. The Company incurred costs of $48,501 and $176,505 to this firm during the years ended December 31, 1999 and 1998, respectively.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

       See "Index to Consolidated Financial Statements" set forth on page F-1.

(a)(2) FINANCIAL STATEMENT SCHEDULES

       Not applicable.

(a)(3) EXHIBITS

       See pages E-1 through E-3 for a listing of exhibits.

      The exhibits to this report have been included only with the copies of this report filed with the Securities and Exchange Commission. Copies of individual exhibits will be furnished to stockholders upon written request to Chief Executive Officer, Zydeco Energy, Inc., 2170 Plaza of the Americas, 700 N. Pearl Street, Dallas, Texas 75201 with payment of a reasonable fee.

(b)   REPORTS ON FORM 8-K

      The Company filed a Current Report on Form 8-K dated January 21, 2000 that announced a change in its independent accountants.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas.

                                                ZYDECO ENERGY, INC.
                                                   (Registrant)



Date:  March 28, 2000                       By: /s/ SAM B. MYERS JR.
                                               --------------------------------
                                                       Sam B. Myers, Jr.
                                               Chairman of the Board, President
                                                          CEO and COO

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                           Title                            Date
---------                          -------                           ----

/s/ SAM B. MYERS, JR.     Chairman of the Board, President, CEO  March 28, 2000
---------------------     And COO (Principal Executive and
Sam B. Myers, Jr.         Financial Officer)

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                  Page
                                                                                  ----
REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS................................   F-2 and F-3
CONSOLIDATED FINANCIAL STATEMENTS
     Consolidated Balance Sheets as of December 31, 1999 and 1998........           F-4
     Consolidated Statements of Operations for the Two Years
          Ended December 31, 1999........................................           F-5
     Consolidated Statements of Stockholders' Equity for the Two Years
          Ended December 31, 1999........................................           F-6
     Consolidated Statements of Cash Flows for the Two Years
          Ended December 31, 1999........................................           F-7
     Notes to Consolidated Financial Statements..........................           F-8

                          INDEPENDENT AUDITOR'S REPORT

The Stockholders and Board of Directors
Zydeco Energy, Inc.
Dallas, Texas

We have audited the accompanying consolidated balance sheet of Zydeco Energy, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zydeco Energy, Inc. and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



Hein + Associates LLP

Dallas, Texas
March 8, 2000

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and the Board of Directors of Zydeco Energy Inc.:

We have audited the accompanying consolidated balance sheet of Zydeco Energy, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zydeco Energy, Inc. and subsidiaries as of December 31, 1998 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has substantially used most of its capital resources which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statement do not include any adjustments relating to the recoverability or classification of asset carrying amounts or the amount or classification of liabilities that might result should the Company be unable to continue as a going concern.


                              ARTHUR ANDERSEN LLP











                                      F-3
Houston, Texas
March 21, 1999

                     ZYDECO ENERGY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                                   December 31,
                                                                                        -----------------------------------
                                                                                             1999                1998
                                                                                        ----------------    ---------------
                                           ASSETS
Current Assets
      Cash and Cash Equivalents                                                         $    500,876          $  1,912,970
      Oil and Gas Revenue Receivables                                                         26,020                47,916
      Prepaid Expenses                                                                         9,494                50,235
      Other Current Assets                                                                    75,777               141,664
                                                                                        ------------          ------------
          Total Current Assets                                                               612,167             2,152,785

Oil and Gas Properties, Using Successful Efforts Method of Accounting
      Proved Properties                                                                      334,972               334,972
      Unproved Properties                                                                  1,643,324             2,796,471
Equipment and Software, at Cost                                                               41,896             2,331,361
                                                                                        ------------          ------------
                                                                                           2,020,192             5,462,804
Less: Accumulated Depreciation, Depletion, Amortization and Impairment                    (1,118,791)           (2,167,489)
                                                                                        ------------          ------------
                                                                                             901,401             3,295,315
Investment in Wavefield Imaging Technology, net                                              671,206               928,229
Common Stock Investment                                                                       69,244                    --
Operating Bond and Other Assets                                                              300,994               313,329
                                                                                        ------------          ------------
TOTAL ASSETS                                                                            $  2,555,012          $  6,689,658
                                                                                        ============          ============

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
      Accounts Payable                                                                  $    225,044          $  1,181,387
      Accrued Liabilities                                                                     28,401               330,041
                                                                                        ------------          ------------
          Total Current Liabilities                                                          253,445             1,511,428

Commitments and Contingencies (Note 3)

Stockholders' Equity
      Common Stock, Par Value $.001 Per Share; 50,000,000 Shares
          Authorized; 11,338,351 Shares Issued; 10,069,096
          and 10,357,096 Shares Outstanding, Respectively                                     11,338                11,338
      Additional Paid-In Capital                                                          24,531,668            24,531,668
      Unrealized Loss on Stock Investment                                                    (16,256)                   --
      Accumulated Deficit                                                                (21,763,842)          (18,928,524)
      Less Treasury Stock, at Cost; 1,269,255 and 981,255
          Shares, Respectively                                                              (461,341)             (436,252)
                                                                                        ------------          ------------
          Total Stockholders' Equity                                                       2,301,567             5,178,230
                                                                                        ------------          ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $  2,555,012          $  6,689,658
                                                                                        ============          ============

  The accompanying notes are an integral part of these financial statements.

                     ZYDECO ENERGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     Years Ended December 31,
                                                 ---------------------------------
                                                     1999                1998
                                                 ---------------------------------
Revenues
      Oil and Gas Sales                            $    187,366    $    389,798
      Gain/(Loss) on Sales of Properties                136,130         346,321
      Other                                              14,625          47,382
                                                   ------------    ------------
                                                        338,121         783,501
                                                   ------------    ------------
Expenses
      Exploration Expenses
               Geological and Geophysical               170,885       3,561,184
               Impairment of Unproved Properties        750,000       3,000,000
               Dry Hole and Other Costs               1,369,053         148,285
      Production Costs                                   18,453          17,170
      Research and Development Costs                    157,909         409,240
      Impairment of Investment in
               Wavefield Imaging Technology             200,000              --
      Depreciation, Depletion, and Amortization         316,705         569,020
      General and Administrative                        679,003       2,987,570
                                                   ------------    ------------
                                                      3,662,008      10,692,469
                                                   ------------    ------------
Operating Loss                                       (3,323,887)     (9,908,968)
                                                   ------------    ------------
Other Income (Expense)
      Interest Income                                    49,485         297,352
      Interest Expense                                     (124)           (122)
                                                   ------------    ------------
                                                         49,361         297,230
                                                   ------------    ------------
Loss Before Extraordinary Item                       (3,274,526)     (9,611,738)

Extraordinary Gain from Reduction of Liabilities        439,208              --
                                                   ------------    ------------
Net Loss                                           $ (2,835,318)   $ (9,611,738)
                                                   ============    ============
Per Common Share-
      Weighted Average Number of
      Common Shares Outstanding
      (Basic and Diluted)                            10,345,096      10,365,106
                                                   ============    ============
Net Loss Per Common Share (Basic and Diluted)-
      Net Loss Before Extraordinary Item           $      (0.32)   $      (0.93)
      Extraordinary Item                           $      (0.04)   $         --
      Net Loss                                     $      (0.28)   $      (0.93)

  The accompanying notes are an integral part of these financial statements.

                     ZYDECO ENERGY, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                               For the Years Ended December 31, 1999 and 1998
                                -------------------------------------------------------------------------------------------------
                                                                           Unrealized
                                                             Additional     Loss on                                   Total
                                         Common Stock          Paid-in        Stock      Accumulated   Treasury    Stockholders'
                                     Shares       Amount       Capital     Investment      Deficit       Stock         Equity
                                  -------------  ---------   ------------  ------------  ------------  ----------  --------------
Balance at December 31, 1997       10,537,096     11,318      24,499,688           --     (9,316,786)     (7,252)    15,186,968
Net Loss                                   --         --              --           --     (9,611,738)         --     (9,611,738)
Options Exercised for Common Stock     20,000         20          31,980           --             --          --         32,000
Acquisition of Treasury Stock        (200,000)        --              --           --             --    (429,000)      (429,000)
                                   ----------    -------     ------------   ---------   ------------   ---------  -------------
Balance at December 31, 1998       10,357,096    $11,338     $24,531,668           --   $(18,928,524)  $(436,252)  $  5,178,230

Net Loss                                   --         --              --           --     (2,835,318)         --     (2,835,318)
Unrealized Loss on Investment              --         --              --      (16,256)            --          --        (16,256)
Acquisition of Treasury Stock        (288,000)        --              --           --             --     (25,089)       (25,089)
                                   ----------    -------     ------------   ---------   ------------  ----------  -------------
Balance at December 31, 1999       10,069,096    $11,338     $24,531,668   $  (16,256)  $(21,763,842)  $(461,341)   $ 2,301,567
                                   ==========    =======     ===========   ==========   ============   =========    ===========

  The accompanying notes are an integral part of these financial statements.

                     ZYDECO ENERGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        Years Ended December 31,
                                                                   ------------------------------------
                                                                        1999                 1998
                                                                   ----------------    ----------------
Cash Flows from Operating Activities:
Net Loss                                                              $(2,835,318)      $(9,611,738)
Adjustments to Reconcile Net Loss to Net Cash
   Used in Operating Activities:
       Depreciation, Depletion, and Amortization                          316,705           569,020
       Impairment of Unproved Leases                                      750,000         3,000,000
       Impairment of Investment in Wavefield Imaging Technology           200,000                 -
       (Gain)/Loss on Sales of Properties                                (136,130)         (346,321)
       Exploration and Dry Hole Costs                                   2,119,053         3,709,469
       Extraordinary Gain from Reduction of Liabilities                  (439,208)                -
    Changes in Operating Assets and Liabilities
       Decrease in Oil and Gas Revenue Receivables                         21,896           104,041
       (Increase) Decrease in Other Current Assets                         65,888           (67,003)
       Increase (Decrease) in Accounts Payable                           (365,619)          790,568
       Decrease in Accrued Liabilities                                   (299,482)           39,978
       Other                                                               27,440            (6,721)
                                                                      -----------       -----------
    Net Cash Used in Operating Activities                                (574,775)       (1,818,707)
                                                                      -----------       -----------
Cash Flows from Investing Activities:
    Additions to Oil and Gas Properties                                   (33,836)       (5,753,010)
    Exploration and Dry Hole Costs                                     (1,404,009)       (2,557,121)
    Proceeds from the Sale of Properties                                  686,499           365,944
    Net Change in Exploration Obligation                                    6,597           280,741
    Investment in Securities                                              (85,500)                -
    Purchases of Equipment and Software                                    (4,823)         (418,313)
    Other                                                                  25,000            12,972
                                                                      -----------       -----------
    Net Cash Used in Investing Activities                                (810,072)       (8,068,787)
                                                                      -----------       -----------
Cash Flows from Financing Activities:
    Treasury Stock Purchase                                               (25,089)         (429,000)
    Other                                                                  (2,158)           29,158
                                                                      -----------       -----------
    Net Cash Used in Financing Activities                                 (27,247)         (399,842)
                                                                      -----------       -----------
Net (Decrease) in Cash and Cash Equivalents                            (1,412,094)      (10,287,336)
Cash and Cash Equivalents at Beginning of Year                          1,912,970        12,200,306
                                                                      -----------       -----------
Cash and Cash Equivalents at End of Year                               $  500,876       $ 1,912,970
                                                                      ===========       ===========
Cash Paid/(Received) during the Year for:
    Interest                                                           $      124       $       122

  The accompanying notes are an integral part of these financial statements.

                     ZYDECO ENERGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

     Organization. Zydeco Energy, Inc. was incorporated in Delaware in June 1993, as a "special purpose acquisition corporation" under the name TN Energy Services Acquisition Corp. ("TN Energy"), for the purpose of raising funds and acquiring an operating business engaged in the energy services industry. Other than its efforts to acquire an energy services business, TN Energy did not engage in any business activities prior to December 1995. On December 20, 1995, TN Energy acquired all the outstanding common stock and preferred stock of Zydeco Exploration, Inc. ("Zydeco") pursuant to a merger (the "TN Acquisition") and changed its name to Zydeco Energy, Inc. As used herein, unless the context indicates otherwise, the term "Company" refers to Zydeco Energy, Inc., and its wholly-owned subsidiaries, Zydeco Exploration, Inc. and Wavefield Image, Inc. Eastern Energy, Inc., a wholly-owned subsidiary was dissolved in 1999.

     The Company has been engaged in the identification of drilling prospects, acquiring leases, drilling and producing reserves from those properties utilizing advanced 3D seismic technology. The Company's operations have been curtailed in 1999, as described in Note 2.

     SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation. For accounting purposes, the TN Acquisition has been treated as a recapitalization of Zydeco with Zydeco as the acquiror (reverse acquisition). The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries, Zydeco Exploration, Inc., Wavefield Image, Inc. (since July 1, 1997) and Eastern Energy, Inc. (since March 4, 1998). However, Eastern Energy, Inc. was dissolved effective June 25, 1999. (see "Note 4 - Acquisitions"). All significant intercompany transactions have been eliminated in consolidation.

     In connection with the Company's exploration agreements (See "Note 3 - Exploration Agreements"), advances to the Company are treated as exploration obligations and expenditures made by the Company pursuant to the exploration agreement are charged against the related exploration obligation. No costs or expenses incurred pursuant to the exploration agreement is recognized by the Company until the Company begins sharing in such costs.

     Cash and Cash Equivalents. The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

     Oil and Gas Properties. The Company accounts for its oil and gas exploration and production activities using the successful efforts method of accounting. Under this method, acquisition costs for proved and unproved properties are capitalized when incurred. Exploration costs, including geological and geophysical costs and the costs of carrying and retaining unproved properties, are expensed. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined not to have found proved reserves. Costs of productive wells, developmental dry holes and productive leases are capitalized and amortized on a property-by-property basis using the units-of-production method. The estimated costs of future plugging, abandonment, restoration and dismantlement are considered as a component of the calculation of depreciation, depletion, and amortization. Unproved properties with significant acquisition costs are assessed periodically, as conditions warrant, on a property-by-property basis and any impairment in value is charged to expense. The Company recorded impairment allowances in 1999 and 1998 as described in Note 2.

     Equipment. Hardware and software associated with the 3D seismic technology equipment, office furniture and equipment, and leasehold improvements are recorded at cost, and the

                     ZYDECO ENERGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     related depreciation and amortization is calculated on a straight-line basis over the shorter of the estimated useful lives of the assets, which range from 2 to 7 years, or the lease period.

     Impairment of Long-Lived Assets. In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", management reviews its long-lived assets (i.e., oil and gas properties and Investment in Wavefield Imaging Technology.) whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. If the carrying amounts of any of the Company's long-lived assets are greater than their projected undiscounted future cash flows, an impairment loss to adjust such assets to fair value is recognized. The determination of future cash flows may be based on a variety of items including, but not limited to, current proved oil and gas reserve estimates and current oil and gas prices and costs. Management's estimates of fair value may also reflect a discount factor on future cash flows consistent with the rate used by the Company in other fair-value determinations. Through December 31, 1999, an impairment allowance of $200,000 has been recognized on the Company's investment in Wavefield Imaging Technology.

     Income Taxes. The Company follows SFAS No. 109 which requires the asset and liability approach to accounting for income taxes. Under this approach, deferred income taxes are determined based upon differences between the financial statement and tax basis of the Company's assets and liabilities and operating loss carryforwards using enacted tax rates in effect for the years in which the differences are expected to reverse. Deferred tax assets are recognized if it is more likely than not that the future tax benefit will be realized.

     Oil and Gas Revenues. Oil and gas revenues are recorded using the entitlements method of accounting, whereby the Company recognizes oil and gas revenues as its entitled share is produced. Individually and in the aggregate, the Company has no material gas imbalances as of December 31, 1999 and 1998.

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

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates with regard to these financial statements include the estimate of proved oil and gas reserve volumes and the related discounted future net cash flows therefrom. See "Note 11 - Oil and Gas Producing Activities".

     Reclassifications. Certain reclassifications of prior period amounts have been made to conform with current year presentation.

2.   FINANCIAL RESULTS AND LIQUIDITY

     The Company has incurred net losses of $2,835,318 and $9,611,738 in 1999 and 1998, respectively. The Company is principally engaged in one industry and geographic segment, oil

                     ZYDECO ENERGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     and gas exploration and production, and until recently had concentrated its exploration efforts in an area of the Louisiana Transition Zone, known as the West Cameron Seismic Project ("Project"). From the inception of the Project in 1996 until late 1998, the Company and Cheniere expended approximately $21.6 million pursuant to the terms of that Project's agreement. In addition, during 1998 the Company expended approximately $5.8 million on unproved property costs, almost all of which were on prospects within the Project. See Note 3 - "Cheniere Exploration Agreement and Litigation" for a description of that activity. The source of funding for these activities has come from funds generated from public and private equity offerings, cash flow from the Company's operations, and cash payments made to it under the Cheniere Exploration Agreement. Sources of funds include approximately $24.1 million from the sale of securities in 1993, 1994, 1995 and 1997, and $16.4 million provided under the Cheniere Exploration Agreement.

     From 1998 until early 1999, the Company believed that its near term cash needs would be satisfied from a combination of available cash, sales of interests in Project prospects, sale(s) of interests in the Project itself, oil and gas production and payments by Cheniere mandated by the arbitration panel convened to rule in the Cheniere litigation matters. However, due mostly to potential buyers' concerns over uncertainties of ownership interests before the arbitration ruling and market conditions thereafter, the Company did not generate significant sales of Project prospects and, therefore, did not produce sufficient levels of cash inflows during that period. From the last half of 1998 and well into 1999, market conditions for selling interests in prospects had significantly deteriorated. Furthermore, the arbitration ruling did not mandate any immediate cash payments from Cheniere to the Company.

     Subsequent to the arbitration ruling in December 1998, the Company and Cheniere informally agreed to the resolution of certain matters in order that they could recommence their prospect marketing activities. However, market conditions had considerably deteriorated to the point that a significantly fewer number of industry participants were actively acquiring oil and gas prospect interests. Thus, the market for selling prospects was very difficult, and, as a result, proceeds from the sales of interests in prospects during the 1999 first half were insufficient to sustain the Company's previous levels of operations and provide an adequate source of funds to finance the Company's share of oil and gas lease rentals due in mid 1999. The Company relinquished its share of a majority of its leases due to such non-payment of delay rentals. The Company recorded an impairment of $3,000,000 as of December 31, 1998, expensed approximately $722,000 due to the write off of leases in 1999 and recorded an additional impairment amounting to $750,000 as of December 31, 1999.

     Due to the adverse factors presented above, the Company has had to rely principally on available cash to continue its operations. However, in order to conserve its remaining cash resources, the Company instituted certain actions, including, but not limited to, employee terminations, reductions in vendor obligations and sales of non-essential furniture, office equipment and computer equipment. By restructuring its operations, the Company altered its business strategy. It more narrowly focused its exploration activities almost entirely on the marketing of interests in the Project itself. In addition, it sought merger partners to utilize its cash and public market and attempted to market its Wavefield Imaging Technology.

     Should the Company be successful in selling interests in its Project in the near term, sufficient capital may need to be raised to quickly expand its operations. In addition, the Company will continue to seek other sources of capital including, but not limited to, merger partners and the issuance of equity securities. There can be no assurance that the Company will be successful in selling interests in its Project, issuing equity securities, obtaining any other form of financing, merge the Company or market its Wavefield Imaging Technology. However, management believes the Company has sufficient working capital to fund the Company's routine activities through the year 2000.

                     ZYDECO ENERGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  CHENIERE EXPLORATION AGREEMENT AND LITIGATION.

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

     On April 17, 1998, Zydeco Exploration, Inc. filed a petition with the American Arbitration Association for arbitration in order to resolve certain disputes that arose with Cheniere. The arbitration claim sought to resolve differences over Cheniere's funding obligations, the parties' ownership in various leases and prospects, the scope of pre-drilling activities that Cheniere can conduct within the Project area, the dissemination by Cheniere of confidential seismic data covering the Project area, and a variety of related issues. Cheniere filed a counterclaim in the arbitration action, and the pleadings were amended to include Zydeco Energy, Inc. as well as Zydeco Exploration, Inc (collectively "Zydeco"). The parties sought conflicting declaratory and injunctive relief and damages from each other. In addition, on April 22, 1998, Zydeco initiated a civil suit in state district court in Harris County, Texas against two individuals who are parties to confidentiality agreements with Zydeco and who are employees of Cheniere. Through this litigation, Zydeco sought and obtained a Temporary Restraining Order on April 22, 1998, restraining the individuals from breaching the terms of their confidentiality agreements with Zydeco. Cheniere intervened in the litigation on April 27, 1998. On May 4, 1998, Zydeco, Cheniere and the two individuals agreed to the entry of an Agreed Temporary Injunction. The agreed Temporary Injunction expired on June 15, 1998, and the dispute, which led to the filing of the civil suit, was included in the arbitration action by agreement of the parties.

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

     As a result of the arbitration panel's decision, Zydeco and Cheniere informally agreed to share responsibilities and ownership for certain activities incurred in the maintenance, marketing and sale of prospects generated and assembled by the parties. Except for the costs of one prospect and certain other activities, neither party would seek reimbursement from the other for seismic and prospect costs generally incurred prior to the arbitration ruling. After considering the arbitration panel's ruling and the two parties' tentative agreement, Cheniere's

                     ZYDECO ENERGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     and Zydeco's share of third party and processing costs incurred pursuant to the terms of the Cheniere Agreement was approximately $16,423,398 and $5,216,773, respectively, from inception to December 31, 1998. Project seismic costs amounting to $1,146,688 that previously had been attributable to Cheniere were charged to exploration expense in 1998. In addition, the Company paid approximately $5,753,010 for unproved leases during 1998.

4.   ACQUISITIONS.

     On July 1, 1997, the Company acquired all of the outstanding capital stock of Wavefield Image, Inc. ("Wavefield"), a privately held company that develops and licenses a seismic data processing technique known as Wavefield Imaging Technology. This technology and associated patent are the principal asset of Wavefield. The Company is amortizing this investment over approximately 19 years (the life of the patent). Amortization expense for 1999 and 1998 was $46,389 in each year. In addition, the Company recorded an impairment allowance of $200,000 to its Investment in Wavefield Imaging Technology during 1999.

5.   INCOME TAXES.

     Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                     December 31,
                                              ---------------------------
                                                  1999           1998
                                              ------------   ------------
      Deferred Tax Liability                  $         -    $         -
                                              ===========    ===========
      Deferred Tax Assets
         Carryforwards                        $ 6,266,427    $ 2,522,586
         Book/Tax Differences in Bases
          of Oil and Gas Assets                   816,276      3,881,934
         Less Valuation Allowance              (7,082,703)    (6,404,520)
      Total Deferred Tax Assets               $         -    $         -
                                              ===========    ===========
      Net Deferred Tax Liability              $         -    $         -
                                              ===========    ===========

     As of December 31, 1999, the Company had a net operating loss carryforward for federal income tax purposes of approximately $18,400,000, which will be available to reduce future taxable income. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period. Because of the current uncertainty of realizing such tax asset in the future, a valuation allowance has been recorded equal to the amount of the net deferred tax asset. The net operating loss carryforward, if not utilized, will begin to expire in the year 2009. In addition, the company has available $365,000 of statutory depletion as carryforward to apply against future taxable income.

6.   OPERATING LEASES.

     The Company incurred rental expense of $50,676 and $247,164 in 1999 and 1998, respectively, in connection with its office leases. See "Note 8 -
     Related-Party Transactions".   At December 31, 1999, future minimum lease
     payments for leases having initial or remaining noncancelable lease terms in excess of one year were not material.

                     ZYDECO ENERGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   COMMON STOCK, CONVERTIBLE PREFERRED STOCK, AND WARRANTS.

     Common Stock Offering. On August 26, 1997, the Company completed an offering of 3,680,000 shares of Common Stock and warrants to purchase 320,000 shares of Common Stock (the "Offering"). Proceeds from the Offering were $14,056,189, net of Offering expenses of $1,583,911.

     In connection with the Offering, the Company sold to the Underwriters, for nominal consideration, warrants to purchase 320,000 shares of Common Stock from the Company ("1997 Underwriter Warrants"). The 1997 Underwriter Warrants are exercisable, in whole or in part, at an exercise price of $5.10 (120% of the Offering price) at any time during the four-year period commencing August 26, 1998. The warrant agreement pursuant to which the 1997 Underwriter Warrants were issued contains provisions providing for adjustment of the exercise price and the number and type of securities issuable upon exercise of the 1997 Underwriter Warrants should any one or more of certain specified events occur. The 1997 Underwriter Warrants grant to the holders demand and piggy-back registration rights for the securities issuable upon exercise of the 1997 Underwriter Warrants.

     Placement Warrants. In connection with a 1994 Private Placement Zydeco issued 72,268 Common Stock purchase warrants ("Placement Warrants") to the participating placement agents, each of which entitled the holder to purchase one share of Common Stock at an exercise price of $1.60 per share at any time prior to their expiration on December 2, 1999. These warrants were subject to a cashless exercise provision (i.e., the exercise price may be satisfied by canceling a number of unexercised warrants valued by the difference between the exercise price and the market value of the shares). The initial value of such warrants issued in connection with the private placement was immaterial. In 1997 and 1996, Placement Warrants were exercised for 1,888 and 29,592 shares of Common Stock, respectively, net of 573 and 9,575 warrant shares, respectively, tendered in satisfaction of the exercise price. At December 31, 1999, the remaining 30,640 unexercised Placement Warrants expired.

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

     The Company also issued promissory notes to certain accredited investors, in connection with the IPO. These notes were repaid on the consummation of the Public Offering. In addition, the investors were issued 300,000 Redeemable Warrants valued at a nominal amount. At December 31, 1999, no Redeemable Warrants had been exercised and the Redeemable Warrants expired on December 13, 1998.

     Unit Purchase Options. Also in December 1993, the Company sold to the underwriters in the IPO and their designees, for nominal consideration, the right to purchase up to 195,652 units ("Unit Purchase Options") as adjusted for the Offering completed on August 26, 1997. Each Unit Purchase Option consists of one share of Common Stock and two Common Stock Purchase Warrants. Each Common Stock Purchase Warrant entitled the holder to purchase one share of Common Stock under terms similar to the terms of the Redeemable Warrants

                     ZYDECO ENERGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     except that the Common Stock Purchase Warrants are not redeemable. The Unit Purchase Options were exercisable at $5.06 per unit ("Option Exercise Price"), as adjusted, until December 13, 1998, when they expired. In addition, the Common Stock Purchase Warrants were exercisable at $5.50 per warrant, and expired. The Unit Purchase Options contained anti-dilution provisions providing for adjustment of the Option Exercise Price upon the occurrence of certain events, including the issuance of shares of Common Stock or other securities convertible into or exercisable for shares of Common Stock at a price per share less than the Option Exercise Price or the market price of the Common Stock, or in the event of any recapitalization, reclassification, stock dividend, stock split, stock combination, or similar transaction. No Unit Purchase Options were exercised prior to their expiration on December 13, 1998.

     Non-Redeemable Bridge Warrants. In December 1995, in connection with arranging the Bridge Financing, the Company issued to the Bridge Lenders warrants to purchase 225,028 shares of Common Stock ("Non-Redeemable Bridge Warrants"), at an exercise price of $5.33 per share. The terms of the Non-Redeemable Bridge Warrants are identical to the terms of the Redeemable Warrants, except that they are not redeemable and are subject to a cashless exercise provision. On December 13, 2000, the Non-Redeemable Bridge Warrants expire. None of these Warrants had been exercised as of December 31, 1999.

8.   RELATED-PARTY TRANSACTIONS.

     On December 30, 1998, the Company sold a 6.25% working interest participation in a prospect to a limited partnership whose general partners are the president and a vice president of a company who are the children of the Company's Chairman and CEO. The agreement provided that the limited partnership pay to the Company a total consideration of $204,000 for this interest which included the turnkey cost of drilling this prospect's first well. Pursuant to the terms of the agreement with such limited partnership, the basis of this partnership's participation in this prospect is on comparable terms of participation by an unrelated party. In connection with the informal agreement with Cheniere discussed in Note 3 - "Cheniere Exploration Agreement and Litigation", the Company and Cheniere agreed to share all proceeds attributable to the sale of Project prospects, including cash and promoted interests. Cheniere's estimated share of the total consideration paid by the limited partnership amounted to approximately $64,000. During 1999, this prospect's first well was drilled and amounts related to the turnkey portion were earned by the Company. The Company and the limited partnership did not participate in a completion attempt on this well. The Company expensed approximately $563,000 as dry hole expense during 1999, which was net of the Company's share of the turnkey contribution. The agreement also provided that the limited partnership had a one-time option to acquire a 6.25% working interest participation in an adjacent prospect for $62,500 and to pay its pro-rata share of the second prospect's drilling costs on a promoted basis.
     However, the leases under the second prospect were relinquished and such option was not exercised.

     In connection with the acquisition of Wavefield, the Company agreed to assume the remaining lease obligation of Wavefield. Wavefield had used the offices prior to its acquisition by the Company. The term of this lease expired in October 1999. The Company expensed $50,676 and $66,367 on this lease in 1999 and 1998, respectively.

     The Company engaged the services of a law firm, including the services of a partner in the firm who is a relative of an officer and director of the Company that passed away in May 1999. The Company incurred costs of $48,501 and $176,505 to this firm during the years ended December 31, 1999 and 1998, respectively.

                     ZYDECO ENERGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 9.  STOCK OPTION PLANS.

     At December 31, 1999, the Company had three stock-based compensation plans, which are described below. Each plan calls for the granting of options generally at not less than the per share market price on the date of grant. The Company applies APB Opinion 25 and the related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. No grants were issued by the Company in 1999. Had compensation cost for the Company's three stock-based compensation plans been determined on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123 "Accounting for Stock-Based Compensation", the Company's net loss per common share would have been increased to the pro forma amounts indicated below:
A
                                                       1999           1998
                                                   ------------   -------------
     RESULTS
     -------
     As Reported
       Net Loss Before Extraordinary Item          $(3,274,526)   $ (9,611,738)
       Extraordinary Item                              439,208               -
                                                   -----------    ------------
       Net Loss                                    $(2,835,318)   $ (9,611,738)
                                                   ===========    ============
     Pro Forma
       Net Loss Before Extraordinary Item          $(3,274,526)   $(10,482,914)
       Extraordinary Item                              439,208               -
                                                   -----------    ------------
       Net Loss                                    $(2,835,318)   $(10,482,914)
                                                   ===========    ============
     NET LOSS PER COMMON  SHARE
      (BASIC AND DILUTED)
     --------------------------
     As Reported
       Net Loss Before Extraordinary Item          $     (0.32)   $      (0.93)
       Extraordinary Item                          $      0.04    $
                                                                  -
       Net Loss                                    $     (0.28)   $      (0.93)

     Pro Forma
       Net Loss Before Extraordinary Item          $     (0.32)   $      (1.01)
       Extraordinary Item                          $      0.04    $          -
       Net Loss                                    $     (0.28)   $      (1.01)

     For purposes of the above proforma disclosure, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998: no dividend yield for 1998, expected volatility of .43, a risk-free interest rate of 5.9%, and expected lives of 10 years for all options. In connection with the above assumptions, the estimated weighted average fair value of options granted in 1998 is $1.69 per share.

     In February 1995, Zydeco's Board of Directors approved the 1995 Employee Stock Option Plan (the "Zydeco Plan") for certain employees of the Company and any subsequently incorporated subsidiaries of the Company. Options to purchase 1,006,256 shares of stock at a price of $1.60 per share, as adjusted, were granted in March 1995. Such options are non-compensatory, vest over a four-year period and terminate no later than March 2005. 345,002 options remain outstanding as of December 31, 1999. On November 10, 1999, the Company repriced an employee's option of 52,500 shares to $.125.

                     ZYDECO ENERGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     On January 4, 1996, the Board of Directors approved and adopted the Zydeco Energy, Inc. 1996 Incentive Equity Plan (the "1996 Incentive Plan") and amended such plan on March 3, 1997. The 1996 Incentive Plan authorizes the grant of various stock and stock-related awards to key management and other personnel on the basis of individual and corporate performance. The 1996 Incentive Plan, as amended, provides for the granting of stock options to purchase an aggregate of 950,000 shares of Common Stock, which are reserved for such purpose. Options under the 1996 Incentive Plan are non-compensatory, vest over a four-year period and terminate no later than ten years after the date of grant unless otherwise determined by the Compensation Committee. All but options for 2,000 shares previously granted pursuant to this plan have expired as of December 31, 1999. The option for 2,000 shares expired on January 31, 2000.

     Also on January 4, 1996, the Board of Directors adopted the 1996 Non-employee Director Stock Option Plan (the "1996 Director Plan") and authorized and granted an aggregate of 45,000 shares of Common Stock to three non-employee directors. The options vest one third on April 1, 1997, 1998, and 1999, and have an exercise price of $6.69 per share. The options terminate no later than ten years after the date of grant. As of December 31, 1999, 45,000 options remain outstanding and expire as follows: 30,000 on March 18, 2000 and 15,000 on March 26, 2000.

     Information about the Company's stock option plans for each of two years in the period ended December 31, 1999, is set forth below:

                                                      1999                          1998
                                          -----------------------------    ------------------------
                                                            Average                       Average
                                               Shares     Grant Price        Shares     Grant Price
                                          -----------------------------    ------------------------

 Outstanding at January 1                    1,501,006          $1.70       1,768,632         $3.33
    Granted                                          -              -         221,000          2.21
    Exercised                                        -              -         (20,000)         1.60
    Forfeited and expired                   (1,109,000)          2.94        (468,626)         4.73
                                          ------------                     ----------
 Outstanding at December 31                    392,002           1.99       1,501,006          1.70
                                          ============                     ==========
 Shares Exercisable at December 31             391,002           1.98       1,218,506          2.40
                                          ============                     ==========
 Shares Available for Future Grant             948,000                        464,000
                                          ============                     ==========
 Average Fair Value of Shares
 Granted During Year                               N/A                          $1.69
                                          ============                     ==========

                               Shares Outstanding and Exercisable
                          -------------------------------------------
                                             Weighted        Weighted
                                             Average         Average
        Range of                            Remaining         Grant
      Grant Prices        Shares               Life           Price
      ------------        ------            ---------        --------
     $.125 to $3.00       345,002            6 years          $1.38
      3.00 to  5.00         1,000            7 years           4.94
      5.00 to  7.00        45,000            7 years           6.69
                          -------
                          391,002            6 years           1.99
                          =======

10.  SEGMENT INFORMATION.

     In June 1997, the Financial and Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This standard

                     ZYDECO ENERGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     Major Customers. The company had oil and gas sales to one customer of $140,794 and $348,636 in 1999 and 1998, respectively, which constituted more than 10% of consolidated revenue for such years.

11.  OIL AND GAS PRODUCING ACTIVITIES.

     Results of Operations from Oil and Gas Producing Activities

     The results of operations for oil and gas producing activities for the years indicated are presented below:

                                                    YEAR ENDED DECEMBER 31,
                                                ------------------------------
                                                    1999               1998
                                                -----------        -----------
Oil and Gas Sales                                   187,366        $   389,798
Production (Lifting) Costs                          (18,453)           (17,170)
Dry Hole and Other Costs                         (1,369,053)          (148,285)
Impairment of Unproved Properties                  (750,000)        (3,000,000)
Geological and Geophysical Expenses                (170,885)        (3,561,184)
Depreciation, Depletion, and Amortization (1)             -           (424,669)
                                                -----------        -----------
Results of Operations from Oil and Gas
  Producing  Activities                         $(2,121,025)       $(6,761,510)
                                                ===========        ===========

(1) Includes depreciation on seismic computer hardware and software. All oil and gas related assets were fully amortized as of December 31, 1998.

     CAPITALIZED COSTS RELATED TO OIL AND GAS PRODUCING ACTIVITIES

     The following table presents total capitalized costs of proved and unproved oil and gas properties and associated accumulated depreciation, depletion, and amortization:

                                                           DECEMBER 31,
                                                  ----------------------------
                                                      1999            1998
                                                  -----------      -----------
Proved Oil and Gas Properties, at Cost            $   334,972      $   334,972
Unproved Oil and Gas Properties                     1,643,324        2,796,471
Equipment and Software                                      -        1,974,028
Less - Accumulated Depreciation, Depletion,
      Amortization and Impairment                  (1,084,972)      (1,969,652)
                                                  -----------      -----------
Net Capitalized Costs                             $   893,324      $ 3,135,819
                                                  ===========      ===========

                     ZYDECO ENERGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION, EXPLORATION AND DEVELOPMENT ACTIVITIES

     Presented below are costs incurred in oil and gas property acquisition, exploration and development activities:

                                              YEAR ENDED DECEMBER 31,
                                             ------------------------
                                                 1999         1998
                                             ----------    ----------
Unproved Property Acquisition Costs            $      -    $5,753,010
Exploration Costs                               623,920     3,734,900
Equipment and Software Additions                      -        92,378
                                               --------    ----------
Total for Year                                 $623,920    $9,580,288
                                               ========    ==========

     RESERVE QUANTITY INFORMATION (UNAUDITED)

     The following unaudited information has been provided pursuant to SFAS No. 69, "Disclosures about Oil and Gas Producing Activities". There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production, including many factors beyond the control of the Company. The estimation of reserve quantities results from a process that cannot be measured in an exact way and employs judgements made by the Company's independent petroleum engineering firms. Accordingly, reserve estimates are often different from quantities of oil and gas that are ultimately recovered. The Company's proved oil and gas reserves were estimated by Petroleum Professionals International, LP as of December 31, 1999 and 1998.

     PROVED DEVELOPED RESERVE QUANTITIES (UNAUDITED)

     The Company's oil and gas producing activities have been conducted solely in the United States. The Company had no proved undeveloped reserves at December 31, 1999 and 1998. The following table sets forth the changes in the Company's total proved reserves for the years ended December 31, 1999 and 1998:

                                                                               DECEMBER 31,
                                                                 -----------------------------------------
                                                                         1999                     1998
                                                                 ----------------          ---------------
                                                                                 Oil (Bbls)
Total Proved Reserves:
----------------------
Proved Oil Reserves at the Beginning of the Year                          269                    2,614
Revisions of Previous Estimates                                         3,769                   (1,158)
Production                                                             (2,778)                  (1,187)
                                                                       ------                  -------
Proved Oil Reserves at the End of the Year                              1,260                      269
                                                                       ======                  =======
                                                                                 GAS (Mcf)
Proved Gas Reserves at the Beginning of the Year                      105,571                  104,000
Revisions of Previous Estimates                                       (36,346)                 167,333
Production                                                            (59,608)                (165,762)
                                                                      -------                 --------
Proved Gas Reserves at the End of the Year                              9,617                  105,571
                                                                      =======                 ========
Proved Developed Reserves:
--------------------------
End of Year - Oil (Bbls)                                                1,260                      269
                                                                      =======                 ========
              Gas (Mcf)                                                 9,617                  105,571
                                                                      =======                 ========


     STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVE QUANTITIES (UNAUDITED)

     The information that follows has been developed by the Company pursuant to procedures prescribed by SFAS 69 and utilizes reserve data estimated by the Company's independent petroleum engineering firms. In addition to the above discussion of uncertainties in reserve quantities, the following calculations are based on year-end prices, costs and statutory tax rates that relate to existing proved oil and gas reserves in which the Company has an interest and are discounted at 10%. Because future projections are inherently imprecise, material revisions to reserve estimates may occur in the future. Actual sales prices and costs incurred may vary from those used in the calculations due to a number of factors including, but not limited to, wide fluctuations in world and/or regional markets. In addition, production of the oil and gas reserves may not occur in the periods assumed. The standardized measure information may be useful for certain comparative purposes but is not intended to represent the market value of the Company's reserves or as an estimate of the Company's future cash flows. See "Note 1 - Organization and Summary of Significant Accounting Policies".

     The following table sets forth the standardized measure of discounted future net cash flows from estimated future production of the Company's proved oil and gas reserves as of December 31:

                                                         1999                 1998
                                                   ---------------       --------------
Future Cash Inflows                                        $61,577             $224,307
Future Production and Development Costs(1)                       -                    -
Future Income Tax Expense                                        -                    -
                                                           -------             --------
Undiscounted Future Net Cash Flows                          61,577              224,307
Discount                                                    (3,164)             (14,627)
                                                           -------             --------
Standardized Measure of Discounted Future Net
    Cash Flows                                             $58,413             $209,680
                                                           =======             ========

------------------------
     (1) The Company maintains an overriding royalty interest in its only property with proved reserves at December 31, 1999 and 1998. Accordingly, there are no future costs associated with such an overriding royalty interest.

     PRINCIPAL SOURCES OF CHANGE IN THE STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS (UNAUDITED)

     The following table sets forth changes in the standardized measure of discounted future net cash flows for the years ended December 31:

                                                      1999               1998
                                                ---------------     --------------
Standardized Measure - Beginning of Year              $ 209,680          $ 377,997
Sales, Net of Operating Costs                          (168,913)          (372,628)
Net Changes in Prices and Production Costs               37,437           (132,609)
Revisions of Quantity Estimates                         (46,014)           322,880
Accretion of Discount                                    20,968             37,800
Other                                                     5,255            (23,760)
                                                ---------------     --------------

Standardized Measure - End of the Year                $  58,413          $ 209,680
                                                ===============     ==============

                                 EXHIBIT INDEX

EXHIBIT NO.                         DESCRIPTION
-----------                         -----------

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

10.7+ Farmout Agreement between Zydeco and Bois D'Arc Exploration (filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

10.8+ Farmout Agreement between Zydeco, Fortune and Southern Gas Company of Delaware (filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December31, 1995)

10.9+ Option Agreement dated February 7, 1996, between the Company and Norman Neidell concerning certain Wavefield Imaging Technology (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 1996)

10.10+ Exploration Agreement between Zydeco Exploration, Inc. and Cheniere Energy Operating Co., Inc. (formerly FX Energy, Inc.) dated April 4, 1996 (filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 1996)

10.12+ Second Amendment to the Exploration Agreement between Zydeco Exploration, Inc. and Cheniere Energy Operating Co., Inc. (formerly FX Energy, Inc.) dated August 5, 1996 (filed as Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 1996)

10.13+ Third Amendment to the Exploration Agreement between Zydeco Exploration, Inc. and Cheniere Energy Operating Co., Inc. (formerly FX Energy, Inc.) dated October 31, 1996 (filed as Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 1996)

10.14+ Fourth Amendment to the Exploration Agreement between Zydeco Exploration, Inc. and Cheniere Energy Operating Co., Inc. (formerly FX Energy, Inc.) dated November 29, 1996 (filed as Exhibit 11.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

10.16+ 1996 Incentive Equity Plan (filed on May 20, 1997, as Exhibit 99.1 to the Company's Registration Statement on Form S-8)

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

21.1+ List of Subsidiaries (filed on August 12, 1999, as Exhibit 21.1 to the Company's Quarterly Report Form 10-QSB for the three months ended June 30, 1999)

23.1a      Consent of Hein + Associates LLP

23.1b      Consent of Arthur Andersen LLP

23.2       Consent of Petroleum Professionals, Inc.
27         Financial Data Schedule
-----------
+ Incorporated herein by reference to the indicated filing.