Form 10QSB
period 2000-03-31
ZYDECO ENERGY INC
filed 2000-05-10
CIK 908246

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2000

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

 (Former address of Registrant's principal executive offices, if changed from last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          X
     Yes ___        No ___

     As of May 8, 2000 there were 10,039,096 shares of Zydeco Energy, Inc. Common Stock, $.001 par value, issued and outstanding.
--------------------------------------------------------------------------------

                                  FORM 10-QSB

                               TABLE OF CONTENTS



                                                                           Page
                                                                          Number
                                                                          ------

Part I.  Financial Information

         Item 1.  Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets.....................  3

                  Condensed Consolidated Statements of Operations...........  4

                  Condensed Consolidated Statements of Cash Flows...........  5

                  Notes to Condensed Consolidated Financial Statements......  6

         Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations..................................  7

Part II. Other Information and Signatures

         Item 6............................................................. 10


Part I. - Financial Information

ITEM 1.

                      ZYDECO ENERGY, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      MARCH 31, 2000           DECEMBER 31, 1999
                                                                                   --------------------      --------------------
                                                                                      (UNAUDITED)
                                       ASSETS
CURRENT ASSETS
    Cash and Cash Equivalents                                                        $    684,613                $    500,876
    Oil and gas receivables                                                                 8,935                      26,020
    Other Current Assets                                                                   73,923                      85,271
                                                                                    -------------               -------------
      TOTAL CURRENT ASSETS                                                                767,471                     612,167
                                                                                    -------------               -------------

Oil & Gas Properties, using successful efforts method of accounting
    Proved Properties                                                                     334,972                     334,972
    Unproved Properties                                                                 1,643,339                   1,643,324
Equipment and Software, at cost                                                            41,896                      41,896
                                                                                    -------------               -------------
                                                                                        2,020,207                   2,020,192
Less:  Accumulated Depreciation, Depletion, Amortization and Impairment                (1,121,152)                 (1,118,791)
                                                                                    -------------               -------------
                                                                                          899,055                     901,401
Investment in Wavefield Imaging Technology                                                654,914                     671,206
Other Stock Investments                                                                    63,448                      69,244
Operating Bond and Other Assets                                                            50,022                     300,994
                                                                                    -------------               -------------

TOTAL ASSETS                                                                         $  2,434,910                $  2,555,012
                                                                                    =============               =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts Payable                                                                 $    244,554                $    225,044
    Accrued Liabilities                                                                    32,061                      28,401
                                                                                    -------------               -------------
      TOTAL CURRENT LIABILITIES                                                           276,615                     253,445
                                                                                    -------------               -------------

STOCKHOLDERS' EQUITY
    Common Stock, Par Value $.001 Per Share; 50,000,000 Shares
      Authorized; 11,338,351 Shares Issued at December 31, 1999;
      10,039,096 and 10,069,096 Shares Outstanding at March 31, 2000
      and December 31, 1999, respectively                                                  11,338                      11,338
    Additional Paid-In Capital                                                         24,531,668                  24,531,668
    Unrealized Loss on Investments                                                        (22,445)                    (16,256)
    Accumulated Deficit                                                               (21,898,114)                (21,763,842)
    Less:  Treasury Stock, at Cost; 1,299,255 and 1,269,255 Shares
      at March 31, 2000 and December 21, 1999, respectively                              (464,152)                   (461,341)
                                                                                    -------------               -------------
      TOTAL STOCKHOLDERS' EQUITY                                                        2,158,295                   2,301,567
                                                                                    -------------               -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $  2,434,910                $  2,555,012
                                                                                    =============               =============

The accompanying notes are an integral part of these financial statements.


                      ZYDECO ENERGY, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                     ---------------------------------------------------
                                                                             2000                           1999
                                                                     --------------------          ---------------------
REVENUES
    Oil and Gas Sales                                                  $    21,169                  $      54,295
    Gain/Loss on Sale of Properties                                             --                         98,360
    Other                                                                       --                         14,625
                                                                       -----------                  -------------
    Total                                                                   21,169                        167,280

EXPENSES
    Lease Operating Production                                               3,871                          3,560
    Exploration and dry hole costs                                             267                        536,784
    Geological and geophysical                                                (506)                       253,701
    Research and Development                                                  (187)                        70,976
    Depreciation, Depletion and Amortization                                18,668                        124,531
    General and Administrative                                             147,730                        300,378
                                                                       -----------                  -------------
                                                                           169,846                      1,289,930
                                                                       -----------                  -------------

OPERATING LOSS                                                            (148,676)                    (1,122,650)

OTHER INCOME (EXPENSE)
    Interest Income and Expense, net                                        14,404                         25,681
                                                                       -----------                  -------------
                                                                            14,404                         25,681
                                                                       -----------                  -------------

NET LOSS                                                               $  (134,272)                 $  (1,096,969)
                                                                       ===========                  =============


PER COMMON SHARE -
    WEIGHTED AVERAGE NUMBER OF COMMON SHARES
      OUTSTANDING (BASIC AND DILUTED)                                   10,044,096                     10,357,096
                                                                    ==============                 ==============

NET LOSS PER COMMON SHARE
    (BASIC AND DILUTED)                                                $     (0.01)                 $       (0.11)
                                                                    ==============                 ==============


The accompanying notes are an integral part of these financial statements.

                       ZYDECO ENERGY, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)


                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                      ----------------------------------------------------------
                                                                                 2000                            1999
                                                                      --------------------------      --------------------------
Cash Flows from Operating Activities:
    Net Loss
    Adjustments to Reconcile Net Loss to Net Cash                         $   (134,272)                   $   (1,096,969)
     Provided by (Used in) Operating Activities:
      Depreciation, Depletion and Amortization                                  18,668                           124,532
      Gain on Sales of Properties                                                   --                           (95,625)
      Exploration Costs                                                             --                           790,485
      Changes in Operating Assets and Liabilities                              302,167                           (96,349)
                                                                          ------------                    --------------
     Net Cash Used in Operating Activities                                     186,563                          (373,926)
                                                                          ------------                    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net Change in Exploration Obligations/Receivables                     $         --                    $     (117,560)
    Exploration Costs                                                              (15)                         (662,774)
    Purchases of Equipment and Software                                             --                            (4,023)
    Additions to Oil and Gas Properties                                             --                           (23,816)
    Proceeds from the Sales of Properties                                                                        411,752
                                                                          ------------                    --------------
    Net Cash Used in Investing Activities                                          (15)                         (396,421)
                                                                          ------------                    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Acquisition of Treasury Stock                                         $     (2,811)                   $           --
    Other                                                                           --                                --
                                                                          ------------                    --------------
    Net Cash Used in Financing Activities                                       (2,811)                               --
                                                                          ------------                    --------------
Net Increase (Decrease) in Cash and Cash Equivalents                      $    183,737                    $     (770,347)

Cash and Cash Equivalents at Beginning of Period                               500,876                         1,912,970
                                                                          ------------                    --------------
Cash and Cash Equivalents at End of Period                                $    684,613                    $    1,142,623
                                                                          ============                    ==============

Cash Paid During the Period for:
    Interest                                                              $         --                    $           --
    Income Taxes                                                          $         --                    $           --


The accompanying notes are an integral part of these financial statements.

                      ZYDECO ENERGY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1.  Preparation of Interim Financial Statements.

  The accompanying unaudited condensed consolidated financial statements of Zydeco Energy, Inc. and its wholly owned subsidiaries have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position as of March 31, 2000 and December 31, 1999, the results of operations for the three month periods ended March 31, 2000 and 1999 and the statements of cash flows for the three month periods then ended have been included. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. Interim period results are not necessarily indicative of the results to be achieved for an entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. As used herein, unless the context indicates otherwise, the term "Company" refers to Zydeco Energy, Inc. and its wholly owned subsidiaries.

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

2.   Capital Resources

   The Company has generated funds from public and private equity offerings, cash flow from the Company's operations, and cash payments made to it under oil and gas exploration agreements. The Company does not maintain any credit facilities. The company may in the future explore the possibility of obtaining such a facility. Circumstances which may prompt the Company to obtain a credit facility may include, but not be limited to, events where the Company increases oil and gas production through the successful completion of oil and gas wells drilled by the Company or where the Company may seek to acquire productive assets or other lines of businesses or enterprises. The Company anticipates that capital needs during the near term will be satisfied by cash on hand, cash flows from operations or, potentially, cash sales of assets or interests in prospects or interests in its West Cameron Seismic Project ("Project"). Should the Company fund additional capital requirements, it may need to acquire sources of capital such as, but not limited to, an issuance of equity securities as well as the aforementioned cash sales of assets or interests in prospects or its Project. There is no assurance that the Company will be able to sell such equity securities, assets or prospects and Project interests or a combination of any such sale.

3.   Trading of Stock on the NASD OTC Bulletin Board

   On May 25, 1999 the Company commenced trading on the NASD OTC Bulletin Board system under the ticker symbol ZNRG. The stock had previously traded on the NASDAQ National Market system.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

   Formed in 1993, the Company is an independent energy company engaged in the exploration for oil and gas utilizing advanced three-dimensional ("3D") seismic and computer-aided exploration ("CAEX") techniques. The Company developed comprehensive in-house technology and software and expertise, enabling it to employ recent advances in such 3D seismic and CAEX technology. Such technology includes the Company's "Wavefield Imaging Technology", a patented data processing technique designed to substantially reduce the cost of 3D seismic data acquisition for certain surveys without significantly sacrificing the quality of the 3D subsurface image.

   The Company's primary business objective is to discover and develop oil and gas reserves and thereby increase revenues, net income and cash flows. In order to achieve this objective, it has utilized the described technologies and software in its principal exploration areas. Because market conditions for selling interests in prospects significantly deteriorated during the second half of 1998 and all of 1999, the Company altered its business plan. As a result, it focused its efforts on (1) conserving cash resources including, but not limited to, employee terminations and restructuring of vendor obligations; (2) concentrating exploration efforts strictly on marketing sellable West Cameron Seismic Project ("Project") prospects, and sale of assets; and (3) seeking alternate sources of capital for possible drilling participation and general working capital, including potential business combinations outside of the oil and gas industry. The Company believes that its revised strategy will permit it to operate with existing cash resources through December 31, 2000. Should the Company be successful in selling interests in its assets, prospects or an interest in the Project or raising alternate capital resources, sufficient capital may be available in the Company to quickly expand its operations.

   Since early 1996, the Company has focused most of its exploration efforts on its Project, located in western Cameron Parish, Louisiana in an area known as the Louisiana Transition Zone. The Louisiana Transition Zone is an area of shoreline near shore and within shallow coastal and bay waters where the combination of marine and land seismic and processing techniques are difficult and expensive. During 1998, the Company had begun to market for sale interests in various Project prospects to industry participants. However, due mostly to potential prospect buyers' concerns over uncertainties of ownership interests in Project prospects prior to the December 1998 arbitration ruling described below and market conditions thereafter, the Company has not generated sufficient sales of Project prospects and, therefore, has not produced adequate levels of cash inflows during the near term.

   The Company's development of the Project was completed in phases. Seismic data acquisition for this Project commenced over approximately 230 square miles during the second half of 1996 and was completed in July 1997. The seismic processing phase of this Project immediately commenced during mid 1997 and was completed in October 1998. The interpretive phase commenced also during mid 1997 and continued throughout 1998. For the Project's initial leasing phase, the major portion of 1998 lease acquisitions occurred during the first half of that year and aggregated to more than 12,000 gross acres through State of Louisiana lease sales, private land negotiations and a federal lease sale. However, during 1999, failing to pay the yearly rentals caused the Company to drop all but approximately 4,000 gross acres. The Company did not have sufficient capital resources to drill exploratory wells on the terminated leases.

   In April 1996, the Company executed an Exploration Agreement (the "Cheniere Agreement") with Cheniere Energy Operating Co., Inc., a wholly owned subsidiary of Cheniere Energy, Inc. and formerly known as FX Energy, Inc., (collectively "Cheniere") covering the area of Project land and waters in western Cameron Parish, Louisiana. In exchange for earning a 50% interest in all Project interests, Cheniere agreed to fund certain Project costs including, but not limited to, 3D seismic acquisition costs, including the purchase of seismic rights or lease options on the related onshore acreage of the Project, the purchase of other 3D seismic data, and the processing of seismic data over the Project area. On December 9, 1998 a three-member arbitration panel issued its decision in the arbitration proceedings brought by Zydeco against Cheniere. The arbitration claim and Cheniere's counterclaim sought to resolve differences over Cheniere's funding obligations, the parties' ownership in various leases and prospects, the scope of pre-drilling activities that Cheniere can conduct within the Project area the dissemination by Cheniere of confidential seismic data covering the Project area, and a variety of related issues. As a result of the arbitration panel's decision, Zydeco and Cheniere informally agreed to share responsibilities and ownership for certain activities incurred in the maintenance, marketing and sale of prospects generated and assembled by the parties. Except for the costs of one prospect and certain other activities, neither party sought reimbursement from the other for seismic and prospect costs generally incurred prior to the arbitration ruling.

     In order to conserve its cash resources, the Company reduced the number of its employees by a combined total of approximately 22 in 1998 and 1999 through terminations and resignations.

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

     The Company purchased 30,000 shares of its common stock on the open market in January 2000. These shares were held by the Company as treasury stock until April 2000 when all outstanding shares of treasury stock were cancelled and retired.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

     The Company recorded a loss of $134,272, or $.01 per share, for the three months ended March 31, 2000 compared to a loss of $1,096,969, or $.11 per share, for the three months ended March 31, 1999. The decrease in the loss is primarily due to a decline in general and administrative expenses and exploration expenses.

     General and administrative expenses decreased from $300,378 in the first quarter of 1999 to $147,730 in the comparable 2000 period mostly due to cost reducing actions that commenced in December 1998 and the negotiated reduction of vendor obligations.

     Exploration expenses decreased from $536,784 in the 1999 first quarter to $267 in the comparable 2000 period. With the completion of the Project seismic processing activity during the 1998 fourth quarter, the Company does not anticipate significant spending for geological and geophysical expenses in the near term. However, because the Company utilizes the successful efforts method of accounting, exploration expenses typically vary materially from period to period based upon exploration program activities, the Company's cost participation and other factors.

     Revenues decreased from $167,280 in the 1999 first quarter to $21,169 in the 2000 first quarter due to declines in oil and gas sales volumes. Although the Company expects that the production rates of its producing wells will continue to decline during the near term, the Company cannot ascertain whether the rate of decline experienced from the 1999 first quarter to the comparable 2000 period will continue in the near term. In addition, one of these wells which is not presently commercially viable will be plugged and abandoned. Interest income decreased from $25,681 to $14,404 due to a decreased level of cash available for investment.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company has incurred net losses and negative cash flows from operations since its inception. For the three months ended March 31, 2000 and the twelve months ended December 31, 1999, 1998 and 1997, the Company incurred net losses of $134,272, $2,835,318, $9,611,738 and $6,152,127, respectively. Since inception of the Project, the Company and Cheniere have expended approximately $21,640,171 pursuant to the terms of the Cheniere Agreement. In addition, during 1998 the Company expended approximately $5,753,010 on unproved property costs, almost all of which were on prospects within the Project. The source of funding for these activities has come from funds generated from public and private equity offerings, cash flow from the Company's operations, and cash payments made to it under the Cheniere Agreement. Sources of funds include approximately $24.1 million from the sale of securities in 1993, 1994, 1995 and 1997, and $16.4 million provided under the Cheniere Agreement. The Company does not currently hold any funds advanced under that agreement. The Company and Cheniere will continue to evaluate their lease inventory, cash resources, market conditions and other factors in the near term with a view to retaining its interests or forfeiting some portion of its interests in such leases. There can be no assurance that the Company and Cheniere will pay any or all portions of any such remaining delay rentals or enter into sale agreements with other participants who would share the cost of such commitments. Should the Company forfeit its interest in some portion of its remaining leases, then it may be required to recognize a material charge to expense for such forfeitures. The Company's remaining unproved property cost amounted to $893,339, net of an impairment allowance of $750,000, as of March 31, 2000.

     During mid 1998 subsequent to the acquisition of most of its current inventory of Project leases, the Company commenced marketing activities with a view to selling interests in Project prospects that were ready for sale. However, market conditions considerably deteriorated to the point that significantly fewer industry participants are actively acquiring oil and gas prospect interests.

     Due to the adverse factors presented above, the Company has had to rely principally on available cash to continue its operations. However, in order to conserve its remaining cash resources, the Company instituted certain cost reducing actions, including, but not limited to, employee terminations, office lease cancellations, sales of surplus office furniture and equipment and restructuring obligations with vendors. For the near term, the Company's principal business strategy is to conserve cash until improved industry conditions permit the resumption of lease acquisition and prospect marketing activities or the Company engages in a business combination which may be outside of the oil and gas industry. There can be no assurance when such industry conditions may improve and permit the resumption of such activities or whether the Company will find a merger partner.

     The Company does not expect to generate operating cash flow or net income in 2000 unless it sells substantial interests in remaining Project prospects or interests in the Project itself or makes an asset sale. The Company contemplates that the sale of such interests would include prospect development commitments and financing provided by the purchasers coupled with retained interests and back-in rights to the Company, and additional cash consideration to the Company for recoupment of costs incurred in identifying such prospective interests. As generally required by the successful efforts method of accounting, the Company has expensed all of its seismic and other geological and geophysical costs in the Project, and accordingly, any payments for the recoupment of non-capitalized costs would be treated as income to the Company. There can be no assurance that the Company will be successful in the selling of significant interests or in receiving payments for the recoupment of the Company's costs incurred to date on this project. In addition, there can be no assurance that the Company would be able to acquire new cash resources if the Company is not successful in selling assets or in selling its desired level of interests in a Project prospect or on terms that require little or no cash resources for prospect commitments. The Company does not presently maintain any credit facilities.

     In order to hold its federal oil and gas leases, the Company has maintained a $50,000 bond collateralized by a United States Treasury Note. In the event that the Company would act as operator on a federal offshore lease or is otherwise required to increase its bonding by federal or state authorities, significant amounts of capital may be required for additional collateral to satisfy bonding requirements.

     The Company is unaware of any possible exposure from actual or potential claims or lawsuits involving environmental matters. As such, no liability is accrued at March 31, 2000.


PART II - OTHER INFORMATION

Item 6.

(a)  Exhibits

     27.1  Financial Data Schedule

(b)  Report on Form 8-K.

     None

                                   SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      ZYDECO ENERGY, INC.



                                       /s/ Sam B. Myers, Jr.
                                      -------------------------------
                                      Sam B. Myers, Jr.
                                      Chairman, President, CEO and COO
                                      (Principal Executive Officer and Principal
                                       Financial and Accounting Officer)



Dated:  May 8, 2000

