Form 10QSB
period 2000-06-30
ZYDECO ENERGY INC
filed 2000-08-16
CIK 908246

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 2000

                                      OR

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ___________ to __________

                        COMMISSION FILE NUMBER: 0-22076

                              ZYDECO ENERGY, INC.
            (Exact name of registrant as specified in its charter)

                                   DELAWARE
        (State or other jurisdiction of incorporation or organization)

                                  76-0404904
                     (I.R.S. Employer Identification No.)

                       635 WEST CAMPBELL ROAD, SUITE 130
                               RICHARDSON, TEXAS
                   (Address of principal executive offices)

                                     75080
                                  (Zip Code)

                                (972)783-0284
             (Registrant's telephone number, including area code)

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

                           Yes [X]           No [_]

     As of August 9, 2000 there were 42,775,951 shares of Zydeco Energy, Inc. Common Stock, $.001 par value, issued and outstanding.

                                  FORM 10-QSB

                               TABLE OF CONTENTS

                                                                           Page
                                                                          Number
                                                                          ------
Part I.  Financial Information

         Item 1. Consolidated Financial Statements

                 Consolidated Balance Sheets............................     3

                 Consolidated Statements of Operations..................     4

                 Consolidated Statements of Cash Flows..................     5

                 Notes to Consolidated Financial Statements.............     6

         Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...................    10

Part II. Other Information

         Item 1. Legal Proceedings......................................    14

         Item 2. Changes in Securities and Use of Proceeds..............    14

         Item 6. Exhibits and Reports on Form 8-K.......................    14

                                    PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                     ZYDECO ENERGY, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                  (Unaudited)

                                                                             June 30,          December 31,
                            Assets                                            2000                1999
                                                                          ----------------   ----------------
Current assets:
     Cash and cash equivalents                                            $     2,269,402            394,740
     Certificates of deposit                                                       96,290                 --
     Accounts receivable                                                          520,759            621,535
     Vendor deposit                                                                35,209            360,000
     Deferred tax asset                                                           415,904             16,947
     Prepaid expenses                                                              74,611                 --
     Other                                                                          1,658             29,889
                                                                          ---------------    ---------------
              Total current assets                                              3,413,833          1,423,111

Certificates of deposit                                                                --             96,290
Investment in Wavefield Imaging Technology                                        668,093                 --
Property and equipment, net                                                       954,736            147,845
Deferred tax asset                                                                425,757                 --
Goodwill, net (note 1)                                                         26,257,417                 --
Other assets                                                                      129,766                 --
                                                                          ---------------    ---------------
                                                                          $    31,849,602          1,667,246
                                                                          ===============    ===============
                     Liabilities and Stockholders' Equity

Current liabilities:
     Note payable to related party (note 4)                               $       250,000                 --
     Note payable for equipment (note 4)                                          430,898                 --
     Accounts payable                                                             935,923            305,375
     Unearned revenue                                                             587,484            493,882
     Accrued liabilities and other                                                449,581            326,108
     Customer deposit                                                                  --            360,000
     Current installments of obligations under capital
        leases                                                                     23,489             22,432
                                                                          ---------------    ---------------
              Total current liabilities                                         2,677,375          1,507,797

Obligations under capital leases, excluding current
     installments                                                                  51,051             61,049
                                                                          ---------------    ---------------
              Total liabilities                                                 2,728,426          1,568,846

Stockholders' equity:
     Preferred stock, $.001 par value; 1,000,000 shares authorized and
        7,190 shares issued and outstanding in 2000                                     7                 --
     Common stock, $.001 par value; 50,000,000 shares authorized,
        42,775,951 and 32,623,855 issued and outstanding in 2000
        and 1999, respectively                                                     42,776              1,000
     Additional paid in capital                                                29,434,488                 --
     Retained earnings (accumulated deficit)                                     (356,095)            97,400
                                                                          ---------------    ---------------
              Total stockholders' equity                                       29,121,176             98,400

Contingency (note 5)
                                                                          ---------------    ---------------
                                                                          $    31,849,602          1,667,246
                                                                          ===============    ===============

See accompanying notes to consolidated financial statements.

                     ZYDECO ENERGY, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations

                                  (Unaudited)

                                                                Three Months Ended June 30,          Six Months Ended June 30,
                                                                  2000               1999              2000             1999
                                                             --------------     --------------    --------------    -------------
Revenues:
     Net service revenue                                     $    2,782,127          1,780,550         5,285,329        3,436,641
     Other revenue                                                   26,000                 --            26,000               --
                                                             --------------     --------------    --------------    -------------
              Total revenues                                      2,808,127          1,780,550         5,311,329        3,436,641

Operating expenses:
     Cost of services                                             1,563,676          1,173,094         2,808,366        2,309,247
     Selling and marketing                                           30,235            147,563            37,866          414,022
     General and administrative                                     512,752            116,908           857,436          210,898
     Amortization of unearned  stock compensation                   824,841                 --         1,191,707               --
     Amortization of goodwill                                       320,390                 --           320,390               --
     Depreciation and amortization                                   39,043              4,018            53,403            8,036
                                                             --------------     --------------    --------------    -------------
              Total operating expenses                            3,290,937          1,441,583         5,269,168        2,942,203
                                                             --------------     --------------    --------------    -------------
              Operating income (loss)                              (482,810)           338,967            42,161          494,438

Interest income                                                      19,172              1,367            28,044            1,367

Interest expense                                                      8,353                118            16,156              219
                                                             --------------     --------------    --------------    -------------
              Income (loss) before income taxes                    (471,991)           340,216            54,049          495,586

Income tax expense (benefit)                                       (685,512)            15,334          (661,767)          22,339
                                                             --------------     --------------    --------------    -------------
              Net income                                     $      213,521            324,882           715,816          473,247
                                                             ==============     ==============    ==============    =============
Net income per common share:

              Basic and diluted                              $         0.01               0.01              0.02             0.01
                                                             ==============     ==============    ==============    =============
Weighted average common shares outstanding:

              Basic                                              42,295,478         39,813,855        41,054,667       39,813,855
                                                             ==============     ==============    ==============    =============
              Diluted                                            42,417,352         39,813,855        41,115,604       39,813,855
                                                             ==============     ==============    ==============    =============
Pro forma data (note 1):

              Income tax expense (benefit)                   $      (55,385)           125,975           144,253          183,521
                                                             --------------     --------------    --------------    -------------
              Net income (loss)                              $     (416,606)           214,241           (90,204)         312,065
                                                             ==============     ==============    ==============    =============
              Net income (loss) per common share:

                   Basic and diluted                         $        (0.01)              0.01                --             0.01
                                                             ==============     ==============    ==============    =============
              Weighted average common shares outstanding:

                   Basic and diluted                             42,295,478         39,813,855        41,054,667       39,813,855
                                                             ==============     ==============    ==============    =============

See accompanying notes to consolidated financial statements.

                     ZYDECO ENERGY, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                  (Unaudited)

                                                                              Six Months Ended June 30,
                                                                                  2000         1999
                                                                             -------------- -----------
Cash flows from operating activities:
    Net income                                                               $      715,816     473,247
    Adjustments to reconcile net income to net cash provided
       by operating activities:
          Depreciation and amortization                                             373,793       8,036
          Amortization of unearned stock compensation                             1,191,707          --
          Deferred tax (benefit) expense                                           (824,714)     22,339
          Changes in operating assets and liabilities net of
           effect of acquisition:
             Accounts receivable                                                    209,502     (98,495)
             Customer deposit                                                      (360,000)         --
             Accounts payable and accrued liabilities                               499,946     201,610
             Unearned revenue                                                        93,602     (73,976)
             Vendor deposit                                                         324,791          --
             Prepaid expenses                                                       (74,611)         --
             Other current assets                                                    28,231     (17,358)
                                                                             -------------- -----------
                   Net cash provided by operating activities                      2,178,063     515,403
                                                                             -------------- -----------
Cash flows from investing activities:
    Cash acquired in the merger, net of direct costs (note 1)                       432,414           -
    Capital expenditures                                                            (41,408)     (9,510)
                                                                             -------------- -----------
                   Net cash provided by (used in) investing activities              391,006      (9,510)
                                                                             -------------- -----------
Cash flows from financing activities:
    Proceeds from notes payable to related parties                                  250,000          --
    Principal payments on notes to related parties                                       --     (18,103)
    Principal payments on obligations                                               (96,961)         --
    Payments of dividends                                                          (847,446)   (244,912)
                                                                             -------------- -----------
                   Net cash used in financing activities                           (694,407)   (263,015)
                                                                             -------------- -----------
Net increase in cash and cash equivalents                                         1,874,662     242,878
Cash and cash equivalents at beginning of period                                    394,740     159,996
                                                                             -------------- -----------
Cash and cash equivalents at end of period                                   $    2,269,402     402,874
                                                                             ============== ===========
Supplemental disclosure of cash flow information:

    Cash paid during the period for interest                                 $       31,034         219
                                                                             ============== ===========
    Cash paid during the period for income taxes                             $       27,180       7,259
                                                                             ============== ===========

Supplemental disclosure of noncash investing and financing activities:

    Purchase of equipment in exchange for note payable (note 4)              $      518,918          --
                                                                             ============== ===========
    Reverse acquisition of Zydeco by DataVoN (note 1)                        $   27,962,700          --
                                                                             ============== ===========

See accompanying notes to consolidated financial statements.

                     Zydeco Energy, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                            June 30, 2000 and 1999

                                  (Unaudited)

(1) Merger and Basis of Financial Reporting

    On June 9, 2000, DataVoN, Inc. (DataVoN) merged (the Merger) with Zydeco Energy, Inc. (Zydeco) and DataVoN became a subsidiary of Zydeco. Shareholders of DataVoN received shares of Zydeco equal to a majority of the shares of Zydeco outstanding after the transaction. Accordingly, the business combination has been accounted for as a reverse acquisition of Zydeco by DataVoN using the purchase method of accounting. Accordingly, the historical financial statements of DataVoN prior to the Merger have become the financial statements of the registrant, and the results of operations of Zydeco have been combined with DataVoN beginning on June 9, 2000. References to the "Company" refer to operations of DataVoN prior to the Merger and the combined operations of DataVoN and Zydeco subsequent to the Merger. The purchase price totals approximately $28 million, which is comprised of the traded market value of Zydeco's outstanding common stock and the fair value of Zydeco's outstanding options and warrants at the date the Merger was agreed and announced, and direct acquisition costs. A substantial portion of the purchase price was allocated to goodwill that is being amortized to expense over a five-year period. This goodwill is subject to an impairment test. As a result, an impairment of goodwill may be required in the near term, and if so required, could be material to the results of operations and financial position.

    The purchase price allocation is based on preliminary estimates. The final allocation of the purchase price may differ from that reflected in the accompanying consolidated financial statements as of and for the six months ended June 30, 2000 upon completion of the analysis of the fair values of the assets acquired and liabilities assumed. Specifically, Zydeco had a net operating loss carryforward for tax purposes of approximately $18.4 million as of December 31, 1999. The Company is assessing the impact the Merger had on any limitations to the ultimate use of this net operating loss carryforward by the Company in periods subsequent to the Merger and no conclusion has been reached. To the extent that a deferred tax asset can ultimately be recognized in the final purchase price allocation, there will be a reduction to goodwill.

    Under the terms of the Merger, DataVoN's shareholders received 32,623,855 shares of common stock and 7,190 shares of preferred stock of Zydeco. The preferred shares will automatically convert into 7,190,000 common shares when sufficient additional common shares of Zydeco are authorized by its stockholders, and vote with the Zydeco common shares on an as if converted basis on all matters, except as required by law. Zydeco intends to issue a proxy statement in the near term to obtain stockholder approval to increase its authorized common shares. Stockholders' equity has been converted from DataVoN's capital structure to Zydeco's capital structure to reflect the exchange of shares pursuant to the Merger. Accordingly, all share and per share information has been revised to reflect the exchange ratio on a retroactive basis.

    The preferred shares are included in weighted average common shares outstanding during the periods presented for both basic and diluted earnings per share on an as if converted basis since the former DataVoN shareholders currently have the ability to authorize sufficient additional common shares of Zydeco and the authorization is essentially a formality.

    In connection with the Merger, DataVoN converted from an S corporation into a C corporation. Accordingly, the Company eliminated DataVoN's retained earnings and established deferred federal income taxes at the date of the Merger. The corresponding deferred tax benefit of $643,969 was recognized in the statement of operations for the six months ended June 30, 2000. The unaudited pro forma statement of operations data presented on the face of the statements of operations for the three months and six months ended June 30, 2000 and 1999 are based upon the Company's historical income statements and give effect to pro forma income taxes as if the Company was a C corporation for the entire duration of both periods.

    Unaudited pro forma results, as if the Merger had occurred at the beginning of the period presented and including pro forma income taxes as if DataVoN was a C corporation for the entire duration of both periods, are as follows. These unaudited pro forma results do not purport to be indicative of results which would actually have occurred if the Merger had been consummated at the beginning of the period presented.

                                   For the six months ended
                                            June 30,
                                  --------------------------
                                     2000          1999
                                  -----------    -----------
    Pro forma revenues            $ 5,368,274    $ 3,637,196
                                  ===========    ===========

    Goodwill amortization         $ 2,657,781    $ 2,657,781
                                  ===========    ===========

    Pro forma net loss            $(3,164,850)   $(3,699,769)
                                  ===========    ===========
    Pro forma diluted
     loss per share               $     (0.06)   $     (0.07)
                                  ===========    ===========

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting solely of normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company. Interim period results are not necessarily indicative of the results to be achieved for an entire year. These interim unaudited financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 1999 included in the Form 8-K filed by Zydeco with the Securities and Exchange Commission on June 19, 2000. These interim unaudited financial statements should also be read in conjunction with the audited financial statements of Zydeco for the year ended December 31, 1999 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000.

(2) Stock Compensation

    In March 2000, the Company adopted a stock option plan. Under the plan, the Company may grant to officers, directors, consultants and employees options to purchase shares of the Company's common stock. In March 2000, the Company granted options to purchase 2,522,459 shares of its common stock for an exercise price of $0.49 per share. These options have a 10 year life and vest over a three-year period, subject to certain exceptions. Stock compensation totaling approximately $5.2 million is being recognized over the vesting period.

(3) Segment Information

    As a result of the Merger, the Company is now organized along two lines of business, DataVoN and Zydeco. DataVoN provides Internet protocol bandwidth capacity to a number of major domestic and international carriers and IP providers desiring to employ the benefits of Voice over Internet Protocol
    (VoIP) technology and networking. Zydeco is an independent energy company that has been engaged in the exploration for oil and gas utilizing advanced three-dimensional seismic and computer-aided exploration techniques. Because of market conditions, Zydeco's operations were curtailed prior to the Merger and it had focused its efforts on (1) conserving cash resources; (2) concentrating on marketing salable assets; and (3) seeking alternate sources of capital for possible drilling participation and general working capital, including potential business combinations outside of the oil and gas industry. The Company is considering its alternatives with respect to the operations of Zydeco. Zydeco's revenues and net loss for the period from the Merger date to June 30, 2000 are insignificant.

    The following is a summary of total assets by reportable segment:


                                    June 30,     December 31,
                                     2000           1999
                                  -----------   ------------
    DataVoN                       $ 3,800,847      1,667,246
    Zydeco                          1,791,338             --
    Goodwill from the Merger       26,257,417             --
                                  -----------   ------------
    Total assets                  $31,849,602      1,667,246
                                  ===========   ============

(4) Notes Payable

    In March 2000, the Company entered into a note payable arrangement with a vendor for the purchase of network equipment. The note bears interest at 9% and requires monthly payments of $44,010, until the final balance is due on April 1, 2001.

    On May 1, 2000, the Company entered into a Security Agreement and Note Payable with a related party for $250,000. The note bears interest at 9% per annum. The note is due on demand but no later than July 15, 2000. The note is secured by substantially all assets of the Company. The note has been renewed and extended to January 15, 2001.

    On June 21, 2000, the Company entered into a Loan and Security Agreement with Bank of Texas that provides access to a $500,000 revolving credit facility. The line of credit is secured by a lien on all trade receivables. Interest accrues daily on the unpaid principal of the facility at an annual rate equal to the prime rate, as defined in the Loan and Security Agreement, plus .5%. As of June 30, 2000, no borrowings had been made under the Loan and Security Agreement.

(5) Contingency

    The Company is currently involved in litigation with a former sales agent in regards to commissions allegedly owed to the former commissioned agent by the Company. The Company has countersued the former agent for $230,000 owed by the former agent to the Company. The litigation is in its early stages and no determination of the outcome is possible at this time. The former agent alleges maximum economic damages of approximately $4 million. Management of the Company is vigorously defending against this claim. No reserve for the claim, or receivable for the counterclaim, has been established for this litigation as of June 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the Company's financial condition and results of operations for the three months and six months ended June 30, 2000 should be read in conjunction with the consolidated financial statements and footnotes for the three months and six months ended June 30, 2000 included herein.

OVERVIEW

We are a wholesale provider of voice and data services using Internet Protocol
(IP). As of August 1, 2000, we were providing services to several domestic carriers and are currently operating in 14 markets.

Through our network, we transport a large volume of "toll quality" voice and data services. The entrance point for communications traffic over our network is referred to as a points of presence (POP). Our customers interconnect with our network by connecting dedicated voice circuits from their facilities to gateways located in one of our POP's.

We were incorporated in 1993. We conducted oil & gas seismic exploration operations beginning in 1993. On June 9, 2000, we merged with DataVoN Inc. ("DataVoN"). As a result of this merger, the shareholders of DataVoN now own approximately 80% of the voting power of our stock. The merger was accounted for as a reverse acquisition of us by DataVoN under the purchase method of accounting. Accordingly, the historical financial statements of DataVoN prior to the merger have become our financial statements, and our results of operations will be combined with those of DataVoN from and after the date of the merger.
As the oil and gas seismic exploration operations are not currently material to our combined results of operations, we do not discuss them below.

Our primary source of revenue is the fees that we receive from customers for transporting and completing calls over our network. This revenue is dependent on the volume of voice and data traffic carried over the network, which is measured in minutes. We charge our customers fees based upon a per minute or flat rate charge prior to the service being offered and recognize this revenue in the period in which the call is completed.

Our most significant costs and expenses are data communications and telecommunications expenses which are comprised primarily of collocation facility fees, transport fees, termination fees, and equipment expenses. Collocation facility fees are paid for lease of rack space, power and associated services to "host" the equipment. Transport fees are paid to a "backbone provider" to carry traffic between POP's where the equipment is located. Termination fees are paid to local service providers to terminate calls. Equipment costs are capitalized and depreciated over their estimated useful lives and minor items are expensed directly. Other expenses include charges for connections between our POP's and our vendors for termination services and software support and management systems required in maintaining our network.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

NET SERVICE REVENUE. Our net service revenue increased by $1 million to $2.8 million for the three months ended June 30, 2000, from $1.8 million for the three months ended June 30, 1999. The increase in net revenue resulted from an increase in the amount of traffic carried over our network to approximately 410 million minutes for the three months ended June 30, 2000, from approximately 235 million minutes for the three months ended June 30, 1999.

COST OF SERVICES. Cost of services increased by approximately $0.4 million to $1.6 million for the three months ended June 30, 2000, from $1.2 million for the three months ended June 30, 1999. The increase in expense was driven by the increase in traffic described above. Telecommunications fees increased to $1.5 million for the three months ended June 30, 2000 from $1.2 million for the three months ended June 30, 1999. Collocation facility fees increased to $24,076 for the three months ended June 30, 2000, from $2,134 for the three months ended June 30, 1999. As a percentage of net service revenue, cost of services expense decreased to approximately 56% for the three months ended June 30, 2000, from approximately 66% for the three months ended June 30, 1999 due to higher margins on certain customers.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses include expenses relating to the salaries, payroll taxes, benefits and commissions that we pay for sales personnel and the expenses associated with the development and implementation of our promotion and marketing campaigns, including expenses relating to our outside public relations firm and industry analysts. Selling and marketing expenses decreased by $117,328 to $30,235 for the three months ended June 30, 2000 from $147,563 for the three months ended June 30, 1999. This decrease is attributable to our no longer using commissioned sales agents in our business. We now have sales personnel on our payroll to perform the functions previously carried out by the commissioned sales agents.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses include salary, payroll tax and benefit expenses and related costs for general corporate functions, including executive management, administration, office facilities, information technology and human resources. General and administrative expenses increased by $395,844 to $512,752 for the three months ended June 30, 2000, from $116,908 for the three months ended June 30, 1999. General and administrative expenses increased primarily due to an increase in the number of personnel and an increase in consulting and professional fees. As a percentage of net revenue, general and administrative expenses increased to approximately 14% for the three months ended June 30, 2000, from approximately 7% for the three months ended June 30, 1999 due to the factors described above.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased by $35,025 to $39,043 for the three months ended June 30, 2000, from $4,018 for the three months ended June 30, 1999. This increase primarily resulted from additional purchases of capital equipment and software that were needed to support our expanding network.

AMORTIZATION OF UNEARNED STOCK COMPENSATION. This expense totaled $824,841 and represents amortization of stock compensation related to options we issued in March 2000. The stock compensation is being amortized over the vesting period of the options, which equals the estimated period of benefit.

AMORTIZATION OF GOODWILL. This expense totaled $320,390 and represents amortization of goodwill recognized in the reverse acquisition of Zydeco by DataVoN beginning from June 9, 2000. We are amortizing the goodwill balance over a five year life, which will result in annual noncash amortization expense of approximately $5.3 million. This goodwill is subject to an impairment test, and as a result, we may be required to recognize a noncash impairment charge in the near term, and if so required, could be material to our results of operations and financial condition.

INTEREST INCOME AND INTEREST EXPENSE. Interest expense is primarily comprised of interest on our notes payable, and various capital leases. Interest income is primarily composed of income earned on our cash and cash equivalents and certificates of deposit.

INCOME TAX EXPENSE (BENEFIT). For the three months ended June 30, 2000, we recognized a deferred tax benefit of $643,969 as a result of DataVoN becoming a C corporation in connection with the merger transaction.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

NET SERVICE REVENUE. Our net service revenue increased by approximately $1.9 million to $5.3 million for the six months ended June 30, 2000, from $3.4 million for the six months ended June 30, 1999. The increase in net revenue resulted from an increase in the amount of traffic carried over our network to approximately 773 million minutes for the six months ended June 30, 2000, from approximately 462 million minutes for the six months ended June 30, 1999.

COST OF SERVICES. Cost of services expense increased by $0.5 million to $2.8 million for the six months ended June 30, 2000, from $2.3 million for the six months ended June 30, 1999. The increase in expense was driven by the increase in traffic described above. Telecommunications fees increased to $2.7 million for the six months ended June 30, 2000, from $2.3 million for the six months ended June 30, 1999. Collocation facility fees increased to $38,511 for the six months ended June 30, 2000, from $4,358 for the six months ended June 30, 1999. As a percentage of net revenue, cost of services expense decreased to approximately 53% for the six months ended June 30, 2000, from approximately 67% for the six months ended June 30, 1999 due to higher margins on certain customers.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses include expenses relating to the salaries, payroll taxes, benefits and commissions that we pay for sales personnel and the expenses associated with the development and implementation of our promotion and marketing campaigns, including expenses relating to our outside public relations firm and industry analysts. Selling and marketing expenses decreased by $376,156 to $37,866 for the six months ended June 30, 2000 from $414,022 for the six months ended June 30, 1999. This decrease is attributable to our no longer using commissioned sales agents in our business. We now have sales personnel on our payroll to perform the functions previously carried out by the commissioned sales agents.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses include salary, payroll tax and benefit expenses and related costs for general corporate functions, including executive management, administration, office facilities, information technology and human resources. General and administrative expenses increased by $646,538 to $857,436 for the six months ended June 30, 2000, from $210,898 for the six months ended June 30, 1999. General and administrative expenses increased primarily due to an increase in the number of personnel and an increase in consulting and professional fees.

DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expense increased by $45,367 to $53,403 for the six months ended June 30, 2000, from $8,036 for the six months ended June 30, 1999. This increase primarily resulted from additional purchases of capital equipment and software that were needed to support our expanding network.

AMORTIZATION OF UNEARNED STOCK COMPENSATION. This expense totaled $1,191,707 and represents amortization of stock compensation related to options we issued in March 2000. The stock compensation is being amortized over the vesting period of the options, which equals the estimated period of benefit.

AMORTIZATION OF GOODWILL. This expense totaled $320,390 and represents amortization of goodwill recognized in the reverse acquisition of Zydeco by DataVoN beginning from June 9, 2000. We are amortizing the goodwill balance over a five year life, which will result in annual noncash amortization expense of approximately $5.3 million. This goodwill is subject to an an impairment test, and as a result, we may be required to recognize a noncash impairment charge in the near term, and if so required, could be material to our results of operations and financial condition.

INTEREST INCOME AND INTEREST EXPENSE. Interest expense is primarily comprised of interest on our notes payable, and various capital leases. Interest income is primarily composed of income earned on our cash and cash equivalents.

INCOME TAX EXPENSE (BENEFIT). For the six months ended June 30, 2000, we recognized a deferred tax benefit of $643,969 as a result of DataVoN becoming a C corporation in connection with the merger transaction.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital and liquidity needs historically and currently have related to the development of our network infrastructure, our sales and marketing activities, and general capital needs. Our capital needs have been met, in large part, from cash flow and profits generated from operations. As we have placed greater emphasis on expanding our network infrastructure, we also plan to meet an increasing portion of our capital needs through vendor capital leases and other equipment financing. We have also established a line of credit with a bank.

Net cash provided by operating activities was $2,178,063 for the six months ended June 30, 2000, as compared to $515,403 for the six months ended June 30, 1999. The increase was primarily attributable to increased revenue from voice and data services over IP.

Net cash provided by investing activities was $391,006 for the six months ended June 30, 2000, as compared to $9,510 used by investing activities for the six months ended June 30, 1999. Cash provided by investing activities was primarily related to cash acquired from Zydeco in the merger.

Net cash used in financing activities was $694,407 for the six months ended June 30, 2000, as compared to net cash used in financing activities of $263,015 for the six months ended June 30, 1999.

In March 2000, we entered into a notes payable arrangement with a vendor for the purchase of network equipment. The notes bears interest at 9% and requires monthly payments of $44,010, until the final balance is paid on April 1, 2001. The balance outstanding at June 30, 2000 is $430,898.

On May 1, 2000, we entered into a Security Agreement and Note Payable with a related party for $250,000. The note bears interest at 9% per annum from the date of the note until paid. The note is due on demand but no later than January 15, 2001. The note is secured by substantially all of our assets.

On June 21, 2000, we entered into a Loan and Security Agreement with Bank of Texas that provides us with access to a $500,000 revolving credit facility. The line of credit is secured by a lien on all of our trade receivables. Interest accrues daily on the unpaid principal of the facility at an annual rate equal to the prime rate, as defined in the Loan and Security Agreement, plus .5%. As of June 30, 2000, we had made no borrowings under the Loan and Security Agreement.

Capital expenditures totaled approximately $0.6 million for the six months ended June 30, 2000. Based on our existing operations, we estimate total capital expenditures for 2000 to be approximately $10 million, mainly for equipment to expand our network infrastructure, which is expected to be funded by cash flows from operations and outside financing. However, there can be no assurance that we will be able to obtain such outside financing to fund these capital expenditures. If we are unable to obtain such outside financing, our planned expansion of our network infrastructure will be slowed.

We believe that our cash on hand, cash flows from operations, borrowing availability under our revolving line of credit and other financing arrangements which we plan to pursue will be sufficient to satisfy existing commitments and plans, including those described above. However, there can be no assurance that we will be able to make planned borrowings, that our business will generate sufficient cash flows from operations, or that future borrowings will be available in an amount to enable us to make necessary capital or other expenditures.

FORWARD-LOOKING STATEMENTS

The information in this Form 10-QSB includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. We include this statement for the express purpose of availing ourselves of the protections of these safe harbor provisions with respect to all of the forward-looking statements we make. The forward-looking statements in this Form 10-QSB reflect our current views with respect to possible future events and financial performance. They are subject to certain risks and uncertainties, including without limitation the absence of significant revenues, financial resources, significant competition and those other risks and uncertainties discussed herein that could cause our actual results to differ materially from our historical results or those that we hope to achieve. In this Form 10-QSB, the words, "anticipates," "plans," "believes," "expects," "intends," "future" and similar expressions identify certain forward-looking statements. Please do not place undue reliance on the forward-looking statements contained in this Form 10-QSB. We undertake no obligation to announce publicly revisions we make to these forward-looking statements to reflect the effect of events or circumstances that may arise after the date of this Form 10-QSB. All written and oral forward-looking statements made subsequent to the date of this Form 10-QSB and attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

                                    PART II
                               OTHER INFORMATION

Item 1. Legal Proceedings.

        In a complaint filed on December 9, 1999 in the District Court of Tarrant County in the State of Texas, Teton Enterprises brought suit against DataVoN and Hugh Simpson. The complaint alleges that DataVoN owes the plaintiff, a former sales agent, certain commissions pursuant to a contract drafted by the former agent. DataVoN has countersued the former agent for amounts allegedly owed by the former agent to DataVoN. The litigation is in its early stages and no determination of the outcome is possible at this stage. The former agent alleges maximum economic damages in the amount of $4,222,970.54. Management of DataVoN can make no assurances as to the outcome of such litigation nor what effect it will have on the business of DataVoN or its financial condition. The defendants are defending the action vigorously.

Item 2. Changes in Securities and Use of Proceeds.

(c) On June 9, 2000, Zydeco issued 32,623,855 shares of its common stock and 7,190 shares of its preferred stock in connection with its merger with DataVoN. Each of the 7,190 shares of preferred stock issued in the merger is entitled to 1,000 votes on all matters, except as required by law, with Zydeco's common stock. The 7,190 shares of preferred stock are convertible into 7,190,000 shares of Zydeco's common stock (or 1,000 shares of common stock for each share of preferred stock). All outstanding shares of Zydeco's preferred stock issued in the merger will be automatically converted into Zydeco's common stock by their terms upon approval by Zydeco's stockholders of an amendment to its Certificate of Incorporation to increase the number of shares of common stock that Zydeco is authorized to issue.

    Upon closing of Zydeco's merger with DataVoN, Zydeco issued to two individuals for broker services warrants to purchase an aggregate of 523,756 shares of its common stock at $0.08 per share.

   The above transactions were private transactions not involving a public offering and were exempt from the registration provisions of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) thereof. The sales of securities were without the use of an underwriter, and the shares bear a restrictive legend permitting the transfer thereof only upon registration of the shares or an exemption under the Securities Act.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

EXHIBIT NO.                                  Description
-----------                                  -----------
3.1 Certificate of Incorporation and Certificates of Amendment thereto (incorporated by reference to Zydeco's Annual Report on Form 10-K for the year ended December 31, 1995).

EXHIBIT NO.                                  Description
-----------                                  -----------
3.2 Amended and Restated Bylaws (incorporated by reference to Zydeco's Registration Statement on Form S-1 (Reg. No. 33-65286)).

3.3 Certificate of Designations of Series A Convertible Preferred Stock of Zydeco (incorporated by reference to Form 8-K (File No. 0-22076) filed with the SEC on June 19, 2000).

10.1 Warrant Agreement between Continental Stock Transfer & Trust Company and Zydeco Energy, Inc. (incorporated by reference to Registration Statement on Form S-1 (Reg. No. 33-65286)).

10.2 Form of Warrant Agreement by and among Zydeco Energy, Inc. and Brean Murray & Co., Inc. and Gaines, Berland Inc. (incorporated by reference to Registration Statement on Form S-1
               (Reg. No. 333-27679)).

10.3 Agreement and Plan of Merger among Zydeco Energy, Inc., DVN Acquisition Corporation and DataVoN Inc. dated as of May 23, 2000 (incorporated by reference to Form 8-K (File No. 0-22076) filed with the SEC on May 24, 2000).

10.4 Zydeco Energy, Inc. 2000 Stock Option Plan (formerly known as the DataVoN Inc. 2000 Stock Option Plan) (incorporated by reference to Registration Statement on Form S-8 (Reg. No. 333-41492) filed with the SEC on July 14, 2000.

27.1           Financial Data Schedule.

(b)  Report on Form 8-K.

     On May 24, 2000, Zydeco filed a Report on Form 8-K pursuant to Item 5 disclosing its entry into an agreement to merge with DataVoN Inc.

     On June 19, 2000, Zydeco filed a Report on Form 8-K pursuant to Items 1 and 2 disclosing the consummation of its merger with DataVoN Inc.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     ZYDECO ENERGY, INC.


                                     /s/ Hugh D. Simpson
                                     ------------------------------------
                                     Hugh D. Simpson
                                     Chairman of the Board, President and Chief
                                     Executive Officer


Dated: August 16, 2000

                                 EXHIBIT INDEX

EXHIBIT NO.                                  Description
-----------                                  -----------
3.2 Amended and Restated Bylaws (incorporated by reference to Zydeco's Registration Statement on Form S-1 (Reg. No. 33-65286)).

3.3 Certificate of Designations of Series A Convertible Preferred Stock of Zydeco (incorporated by reference to Form 8-K (File No. 0-22076) filed with the SEC on June 19, 2000).

10.1 Warrant Agreement between Continental Stock Transfer & Trust Company and Zydeco Energy, Inc. (incorporated by reference to Registration Statement on Form S-1 (Reg. No. 33-65286)).

10.2 Form of Warrant Agreement by and among Zydeco Energy, Inc. and Brean Murray & Co., Inc. and Gaines, Berland Inc. (incorporated by reference to Registration Statement on Form S-1
               (Reg. No. 333-27679)).

10.3 Agreement and Plan of Merger among Zydeco Energy, Inc., DVN Acquisition Corporation and DataVoN Inc. dated as of May 23, 2000 (incorporated by reference to Form 8-K (File No. 0-22076) filed with the SEC on May 24, 2000).

10.4 Zydeco Energy, Inc. 2000 Stock Option Plan (formerly known as the DataVoN Inc. 2000 Stock Option Plan) (incorporated by reference to Registration Statement on Form S-8 (Reg. No. 333-41492) filed with the SEC on July 14, 2000.

27.1           Financial Data Schedule.