Form 10QSB
period 2000-09-30
ZYDECO ENERGY INC
filed 2000-11-14
CIK 908246

                    U.S SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2000

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

                                     75080
                                   (Zip Code)

                                 (972) 783-0284
              (Registrant's telephone number, including area code)

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

     Yes [X]        No [_]

     As of November 9, 2000 there were 42,775,951 shares of Zydeco Energy, Inc. Common Stock, $.001 par value, issued and outstanding.

                                  FORM 10-QSB

                               TABLE OF CONTENTS

                                                               Page
                                                               Number
                                                               ------

Part I.  Financial Information

         Item 1. Consolidated Financial Statements

                 Consolidated Balance Sheets..................   4

                 Consolidated Statements of Operations........   5

                 Consolidated Statements of Cash Flows........   6

                 Notes to Consolidated Financial Statements...   7

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations...................................  11


Part II. Other Information

         Item 1. Legal Proceedings............................  16

         Item 6. Exhibits and Reports on Form 8-K.............  16

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

                     ZYDECO ENERGY, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets

                                  (Unaudited)

                                             SEPTEMBER 30,         DECEMBER 31,
                                                2000                   1999
                                             -------------         ------------
          ASSETS

Current assets:
     Cash and cash equivalents               $ 2,788,096               394,740
     Certificates of deposit                     100,000                    --
     Accounts receivable                         194,873               621,535
     Vendor deposit                               35,209               360,000
     Deferred tax asset                          392,600                16,947
     Prepaid expenses                             43,634                    --
     Other                                         1,424                29,889
                                             -----------             ---------
        Total current assets                   3,555,836             1,423,111

Certificates of deposit                               --                96,290
Investment in Wavefield Imaging Technology       651,801                    --
Property and equipment, net                    1,179,180               147,845
Deferred tax asset                               599,700                    --
Goodwill, net (note 1)                        24,928,527                    --
Other assets                                     138,385                    --
                                             -----------             ---------
                                             $31,053,429             1,667,246
                                             ===========             =========

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Note payable to related party (note 4)  $   250,000                    --
     Note payable for equipment (note 4)         298,869                    --
     Line of credit (note 4)                     190,555                    --
     Accounts payable                            861,115               305,375
     Unearned revenue                            671,508               493,882
     Accrued liabilities and other               625,722               326,108
     Customer deposit                                 --               360,000
     Current installments of obligations
      under capital leases                        11,879                22,432
                                             -----------             ---------
        Total current liabilities              2,909,648             1,507,797

Obligations under capital leases,
 excluding current installments                   14,943                61,049
                                             -----------             ---------
        Total liabilities                      2,924,591             1,568,846

Stockholders' equity:
     Preferred stock, $.001 par value;
      1,000,000 shares authorized and
      7,190 shares issued and outstanding
      in 2000                                          7                    --
     Common stock, $.001 par value;
      50,000,000 shares authorized,
      42,775,951 and 32,623,855
      issued and outstanding in 2000
      and 1999, respectively                      42,776                 1,000
     Additional paid in capital               29,894,823                    --
     Retained earnings (accumulated deficit)  (1,817,392)               97,400
     Accumulated Other Comprehensive Income        8,624                    --
                                             -----------             ---------
        Total stockholders' equity            28,128,838                98,400
                                             -----------             ---------
Contingency (note 5)
                                             $31,053,429             1,667,246
                                             ===========             =========



See accompanying notes to consolidated financial statements.

                     ZYDECO ENERGY, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations

                                  (Unaudited)

                                                         THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                                           2000                 1999                2000              1999
                                                         --------             ----------        ----------          ---------
Revenues:
  Net service revenue                                    $ 3,087,466           2,151,005           8,372,795          5,587,646
  Other revenue                                               56,669                  --              82,669                 --
                                                         -----------          ----------          ----------         ----------
    Total revenues                                         3,144,135           2,151,005           8,455,464          5,587,646

Operating expenses:
  Cost of services                                         2,000,405           1,555,902           4,808,771          3,865,149
  Selling and marketing                                       30,532             200,955              68,398            614,977
  General and administrative                                 825,747             183,278           1,683,183            394,176
  Amortization of unearned stock compensation                460,335                  --           1,652,042                 --
  Amortization of goodwill                                 1,328,890                  --           1,649,280                 --
  Depreciation and amortization                               56,607               4,018             110,010             12,054
                                                         -----------          ----------          ----------         ----------
    Total operating expenses                               4,702,516           1,944,153           9,971,684          4,886,356
                                                         -----------          ----------          ----------         ----------
    Operating income (loss)                               (1,558,381)            206,852          (1,516,220)           701,290
Loss on disposal of fixed asset                                3,011                  --               3,011                 --
Interest income                                               31,020               2,342              59,064              3,709
Interest expense                                               8,687                  10              24,843                229
                                                         -----------          ----------          ----------         ----------
    Income (loss) before income taxes                     (1,539,059)            209,184          (1,485,010)           704,770
Income tax expense (benefit)                                 (77,762)              9,413            (739,529)            31,715
                                                         -----------          ----------          ----------         ----------
    Net income (loss)                                    $(1,461,297)            199,771            (745,481)           673,055
                                                         ===========          ==========          ==========         ==========
Net income (loss) per common share:
    Basic and diluted                                    $     (0.03)               0.01               (0.02)              0.02
                                                         ===========          ==========          ==========         ==========
Weighted average common shares outstanding:
    Basic                                                 49,965,951          39,813,855          44,024,522         39,813,855
                                                         ===========          ==========          ==========         ==========
    Diluted                                               49,965,951          39,813,855          44,024,522         39,813,855
                                                         ===========          ==========          ==========         ==========
Pro forma data (note 1):
    Income tax expense (benefit)                                                  77,398              66,491            260,919
                                                                              ----------          ----------         ----------
    Net income (loss)                                                            131,786          (1,551,501)           443,851
                                                                              ==========          ==========         ==========
Net income (loss) per common share:
    Basic and diluted                                                               0.00               (0.04)              0.01
                                                                              ==========          ==========         ==========
Weighted average common shares outstanding:
    Basic and diluted                                                         39,813,855          44,024,522         39,813,855
                                                                              ==========          ==========         ==========

See accompanying notes to consolidated financial statements.

                     ZYDECO ENERGY, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                  (Unaudited)

                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                  2000                 1999
                                               ---------             -------
Cash flows from operating activities:
  Net income (loss)                           $  (745,481)           673,055
  Adjustments to reconcile net income (loss)
   to net cash provided by operating
   activities:
    Depreciation and amortization               1,759,290             12,054
    Loss on disposal of asset                       3,011
    Amortization of unearned stock
     compensation                               1,652,042                 --
    Deferred tax (benefit) expense               (975,353)                --
    Changes in assets and liabilities:
      Accounts receivable                         535,388            136,749
      Customer deposit                           (360,000)                --
      Accounts payable and accrued
       liabilities                                589,155            351,144
      Unearned revenue                            177,626           (255,576)
      Vendor deposit                              324,791                 --
      Prepaid expenses                            (43,634)                --
      Other                                        29,253            (45,234)
                                              -----------           --------
        Net cash provided by operating
         activities                             2,946,088            935,622
                                              -----------           --------
Cash flows from investing activities:
  Purchase of certificates of deposit                  --            (95,000)
  Cash acquired in the merger, net of
   direct costs (note 1)                          432,414                 --
  Capital expenditures                           (155,414)           (30,136)
                                              -----------           --------
        Net cash provided by (used in)
         investing activities                     277,000           (125,136)
                                              -----------           --------
Cash flows from financing activities:
  Proceeds from notes payable to
   related parties                                250,000                 --
  Principal payments on notes to related
   parties                                             --            (27,103)
  Principal payments on obligations              (232,286)                --
  Payments of dividends                          (847,446)          (316,927)
                                              -----------           --------
        Net cash used in financing activities    (829,732)          (344,030)
                                              -----------           --------
Net increase in cash and cash equivalents       2,393,356            466,456
Cash and cash equivalents at beginning of
 period                                           394,740            159,996
                                              -----------           --------
Cash and cash equivalents at end of period    $ 2,788,096            626,452
                                              ===========           ========
Supplemental disclosure of cash flow
 information:
  Cash paid during the period for interest    $     2,164                229
                                              ===========           ========
  Cash paid during the period for income
   taxes                                      $    27,180              7,259
                                              ===========           ========
Supplemental disclosure of noncash investing
 and financing activities:
  Disposal of captialized lease asset         $    51,745                 --
                                              ===========           ========
  Purchase of equipment in exchange for
   note payable (note 4)                      $   709,473                 --
                                              ===========           ========
  Reverse acquisition of Zydeco by DataVoN
   (note 1)                                   $27,962,700                 --
                                              ===========           ========


See accompanying notes to consolidated financial statements.

                     Zydeco Energy, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                          September 30, 2000 and 1999

                                  (Unaudited)


1) Merger and Basis of Financial Reporting

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

The purchase price allocation is based on preliminary estimates. The final allocation of the purchase price may differ from that reflected in the accompanying consolidated financial statements as of and for the nine months ended September 30, 2000 upon completion of the analysis of the fair values of the assets acquired and liabilities assumed. Specifically, Zydeco had a net operating loss carryforward for tax purposes of approximately $18.4 million as of December 31, 1999. The Company is assessing the impact the Merger had on any limitations to the ultimate use of this net operating loss carryforward by the Company in periods subsequent to the Merger and no conclusion has been reached. To the extent that a deferred tax asset can ultimately be recognized in the final purchase price allocation, there will be a reduction to goodwill.

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

In connection with the Merger, DataVoN converted from an S corporation into a C corporation. Accordingly, the Company eliminated DataVoN's retained earnings and established deferred federal income taxes at the date of the Merger. The corresponding deferred tax benefit of $643,969 was recognized in the statement of operations for the nine months ended September 30, 2000. The unaudited pro forma statement of operations data presented on the face of the statements of operations for the nine months ended September 30, 2000 and the three months and nine months ended September 30, 1999 are based upon the Company's historical statements of operations and give effect to pro forma income taxes as if the Company was a C corporation for the entire duration of these periods.

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

                           For the nine months ended
                                 September 30,
                               2000          1999
                           -----------    -----------
Pro forma revenues         $ 8,512,409    $ 5,788,201
                           ===========    ===========
Goodwill amortization      $ 3,986,671    $ 3,986,671
                           ===========    ===========
Pro forma net loss         $(4,626,147)   $(4,896,873)
                           ===========    ===========
Pro forma diluted
loss per share             $     (0.09)   $     (0.09)
                           ===========    ===========

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting solely of normal adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company. Interim period results are not necessarily indicative of the results to be achieved for an entire year. These interim unaudited financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 1999 included in the Form 8-K filed by Zydeco with the Securities and Exchange Commission on June 19, 2000. These interim unaudited financial statements should also be read in conjunction with the audited financial statements of Zydeco for the year ended December 31, 1999 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000.

(2) Stock Compensation

In March 2000, the Company adopted a stock option plan. Under the plan, the Company may grant to officers, directors, consultants and employees options to purchase shares of the Company's common stock. In March 2000, the Company granted options to purchase 2,522,459 shares of its common stock for an exercise price of $0.49 per share. These options have a 10 year life and vest over a three-year period, subject to certain exceptions. Stock compensation totaling approximately $5.2 million is being recognized over the vesting period. During the third quarter 500,000 options were forfeited when an employee left the Company and the corresponding compensation expense previously recognized was reversed.

(3) Segment Information

As a result of the Merger, the Company is now organized along two lines of business, DataVoN and Zydeco. DataVoN provides Internet protocol bandwidth capacity to a number of major domestic and international carriers and IP providers desiring to employ the benefits of Voice over Internet Protocol (VoIP) technology and networking. Zydeco is an independent energy company that has been engaged in the exploration for oil and gas utilizing advanced three-dimensional seismic and computer-aided exploration techniques. Because of market conditions, Zydeco's operations were curtailed prior to the Merger and it had focused its efforts on (1) conserving cash resources; (2) concentrating on marketing salable assets; and (3) seeking alternate sources of capital for possible drilling participation and general working capital, including potential business combinations outside of the oil and gas industry. The Company is considering its alternatives with respect to the operations of Zydeco. Zydeco's revenues and net loss for the period from the Merger date to September 30, 2000 are insignificant.

The following is a summary of total assets by reportable segment:

                            September 30,       December 31,
                                2000                1999
                            -------------       ------------
DataVoN                       $ 4,413,564        1,667,246
Zydeco                          1,711,338               --
Goodwill from the Merger       24,928,527               --
                              -----------        ---------
Total assets                  $31,053,429        1,667,246
                              ===========        =========

(4) Notes Payable

In March 2000, the Company entered into a note payable arrangement with a vendor for the purchase of network equipment. The note bears interest at 9% and requires monthly payments of $44,010, until the final balance is due on April 1, 2001.

On May 1, 2000, the Company entered into a Security Agreement and Note Payable with a related party for $250,000. The note bears interest at 9% per annum. The note is due on demand but no later than January 15, 2001. The note is secured by substantially all assets of the Company.

On June 21, 2000, the Company entered into a Loan and Security Agreement with Bank of Texas that provides access to a $500,000 revolving credit facility. The line of credit is secured by a lien on all trade receivables. Interest accrues daily on the unpaid principal of the facility at an annual rate equal to the prime rate, as defined in the Loan and Security Agreement, plus .5%. As of

September 30, 2000, no borrowings had been made under the Loan and Security Agreement.

On September 28, 2000, the Company entered into an equipment line of credit with Comerica that provides access to a $275,000 line of credit. This line of credit is secured by a lien on equipment. Interest accrues daily on the unpaid principal at an annual rate equal to the prime rate, as defined in the agreement, plus 1%. As of September 30, 2000, $190,555 had been drawn down to purchase equipment.


(5) Contingency

The Company is currently involved in litigation with a former sales agent in regards to commissions allegedly owed to the former commissioned agent by the Company. The Company has countersued the former agent for $230,000 owed by the former agent to the Company. The litigation is in its early stages and no determination of the outcome is possible at this time. The former agent alleges maximum economic damages of approximately $4 million. Management of the Company is vigorously defending against this claim. No reserve for the claim, or receivable for the counterclaim, has been established for this litigation as of September 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis of the Company's financial condition and results of operations for the three months and nine months ended September 30, 2000 should be read in conjunction with the consolidated financial statements and footnotes for the three months and nine months ended September 30, 2000 included herein. The Company believes that all necessary adjustments (consisting of normal recurring adjustments) have been included in the amounts stated below to present fairly the following quarterly information. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results for interim periods are not necessarily indicative of results for the year.

OVERVIEW

     The Company is a wholesale provider of voice and data services over a next generation packet switched network. As of October 31, 2000, the Company was providing services to several domestic carriers and is currently operating in 14 markets with points of presence ("POP's") in 25 cities.

     Through its network, the Company transports a large volume of "toll quality" voice and data services. The entrance point for communications traffic over its network is referred to as a POP (point of presence). The Company's customers interconnect with its network by connecting dedicated voice circuits from their facilities to gateways located in one of its POP's.

     The Company was incorporated in 1993. The Company conducted oil & gas seismic exploration operations beginning in 1993. On June 9, 2000, the Company merged with DataVoN Inc. ("DataVoN"). As a result of this merger, the former shareholders of DataVoN now own approximately 80% of the voting power of the Company's common stock. The merger was accounted for as a reverse acquisition of the Company by DataVoN under the purchase method of accounting. Accordingly, the historical financial statements of DataVoN prior to the merger have become the Company's financial statements, and the Company's results of operations will be combined with those of DataVoN from and after the date of the merger. As the oil and gas seismic exploration operations are not currently material to the Company's combined results of operations, the Company does not discuss them below.

     The Company's primary source of revenue is the fees that it receives from customers for transporting and completing calls over its network. This revenue is dependent on the volume of voice and data traffic carried over the network, which is measured in minutes. The Company charges its customers fees based upon a per minute or flat rate charge prior to the service being offered and recognizes this revenue in the period in which the call is completed.

     The Company's most significant costs and expenses are data communications and telecommunications expenses which are comprised primarily of collocation facility fees, transport fees, termination fees, and equipment expenses. Collocation facility fees are paid for lease of rack space, power and associated services to "host" the equipment. Transport fees are paid to a "backbone provider" to carry traffic between POP's where the equipment is located. Termination fees are paid to local service providers to terminate calls. Equipment costs are capitalized and depreciated over their useful lives and minor items are expensed directly. Other expenses include charges for connections between the Company's POP's and its vendors for termination services and software support and management systems required in maintaining its network.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

NET SERVICE REVENUE. The Company's net service revenue increased by $0.9 million to $3.1 million for the three months ended September 30, 2000, from $2.2 million for the three months ended September 30, 1999. The increase in net revenue resulted from an increase in the amount of traffic carried over the Company's network to approximately 460.5 million minutes for the three months ended September 30, 2000, from approximately 286.0 million minutes for the three months ended September 30, 1999.

COST OF SERVICES. Cost of services increased by approximately $0.4 million to $2.0 million for the three months ended September 30, 2000, from $1.6 million for the three months ended September 30, 1999. The increase in expense was driven by the increase in traffic described above. Collocation facility fees increased to $67,800 for the three months ended September 30, 2000, from $9,300 for the three months ended September 30, 1999. Telecommunications fees increased to $1.8 million for the three months ended September 30, 2000 from $1.5 million for the three months ended September 30, 1999. As a percentage of net service revenue, cost of services expense decreased to approximately 65% for the three months ended September 30, 2000, from approximately 72% for the three months ended September 30, 1999.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses include expenses relating to the salaries, payroll taxes, benefits and commissions that the Company pays for sales personnel and the expenses associated with the development and implementation of its promotion and marketing campaigns, including expenses relating to its outside public relations firm and industry analysts. Selling and marketing expenses decreased by $168,066 to $30,532 for the three months ended September 30, 2000 from $200,955 for the three months ended September 30, 1999. This decrease is attributable to the Company replacing commissioned sales agents with employees.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses include salary, payroll tax and benefit expenses and related costs for general corporate functions, including executive management, administration, office facilities, information technology and human resources. General and administrative expenses increased by $0.6 million to $0.8 million for the three months ended September 30, 2000, from $0.2 million for the three months ended September 30, 1999. General and administrative expenses increased primarily due to an increase in the number of personnel and an increase in consulting and professional fees. As a percentage of net revenue, general and administrative expenses increased to approximately 26% for the three months ended September 30, 2000, from 9% for the three months ended September 30, 1999 due to the factors described above.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased by $1.4 million for the three months ended September 30, 2000, from $4,018 for the three months ended September 30, 1999. This increase primarily resulted from amortization of goodwill associated with the merger.

AMORTIZATION OF UNEARNED STOCK COMPENSATION. This expense totaled $460,335 and represents amortization of stock compensation related to options the Company issued in March 2000. The stock compensation is being amortized over the vesting period of the options, which equals the estimated period of benefit.

INTEREST INCOME AND INTEREST EXPENSE. Interest expense is primarily comprised of interest on the Company's notes payable, and various capital leases. Interest income is primarily composed of income earned on the Company's cash and cash equivalents and certificates of deposit.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

NET SERVICE REVENUE. The Company's net service revenue increased by $2.8 million to $8.4 million for the nine months ended September 30, 2000, from $5.6 million for the nine months ended September 30, 1999. The increase in net revenue resulted from an increase in the amount of traffic carried over the Company's network to approximately 1.2 billion minutes for the nine months ended September 30, 2000, from approximately 0.7 billion minutes for the nine months ended September 30, 1999.

COST OF SERVICES. Cost of services expense increased by $0.9 million to $4.8 million for the nine months ended September 30, 2000, from $3.9 million for the nine months ended September 30, 1999. The increase in expense was driven by the increase in traffic described above. Collocation facility fees increased to $106,303 for the nine months ended September 30, 2000, from $13,624 for the nine months ended September 30, 1999. Telecommunications fees increased to $4.5 million for the nine months ended September 30, 2000, from $3.9 million for the nine months ended September 30, 1999. As a percentage of net revenue, cost of services expense decreased to approximately 57% for the nine months ended September 30, 2000, from approximately 69% for the nine months ended September 30, 1999.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses include expenses relating to the salaries, payroll taxes, benefits and commissions that the Company pays for sales personnel and the expenses associated with the development and implementation of its promotion and marketing campaigns, including expenses relating to its outside public relations firm and industry analysts. Selling and marketing expenses decreased by $0.5 million to $68,398 for the nine months ended September 30, 2000 from $0.6 million for the nine months ended September 30, 1999. This decrease is attributable to the Company replacing commissioned sales agents with employees. As a percentage of net revenue, selling and marketing expenses decreased to approximately 1% for the nine months ended September 30, 2000, from approximately 11% for the nine months ended September 30, 1999.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses include salary, payroll tax and benefit expenses and related costs for general corporate functions, including executive management, administration, office facilities, information technology and human resources. General and administrative expenses increased by $1.3 million to $1.7 million for the nine months ended September 30, 2000, from $0.4 million for the nine months ended September 30, 1999. General and administrative expenses increased primarily due to an increase in the number of personnel and an increase in consulting and professional fees.

DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expense increased by $1.8 million for the nine months ended September 30, 2000, from $12,054 for the nine months ended September 30, 1999. This increase primarily resulted from amortization of goodwill associated with the merger.

AMORTIZATION OF UNEARNED STOCK COMPENSATION. This expense totaled $1,652,042 and represents amortization of stock compensation related to options the Company issued in March 2000. The stock compensation is being amortized over the vesting period of the options, which equals the estimated period of benefit.

INTEREST INCOME AND INTEREST EXPENSE. Interest expense is primarily comprised of interest on the Company's notes payable, and various capital leases. Interest income is primarily composed of income earned on the Company's cash and cash equivalents and certificate of deposit.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal capital and liquidity needs historically and currently have related to the development of its network infrastructure, its sales and marketing activities, and general capital needs. The Company's capital needs have been met, in large part, from cash flow generated from operations. As the Company has placed greater emphasis on expanding its network infrastructure, the Company also plans to meet an increasing portion of its capital needs through vendor capital leases and other equipment financing. The Company has also established a $500,000 line of credit with a bank.

     Net cash provided by operating activities was $2.9 million for the nine months ended September 30, 2000, as compared to $0.9 million for the nine months ended September 30, 1999. The increase was primarily attributable to increased revenue from voice and data services over IP.

     Net cash provided by investing activities was $0.3 million for the nine months ended September 30, 2000, as compared to $0.1 million used by investing activities for the nine months ended September 30, 1999.

     Net cash used in financing activities was $0.8 million for the nine months ended September 30, 2000, as compared to net cash used in financing activities of $0.3 million for the nine months ended September 30, 1999.

     In March 2000, the Company entered into a notes payable arrangement with a vendor for the purchase of network equipment. The notes bears interest at 9% and requires monthly payments of $44,010, until the final balance is paid on April 1, 2001. The balance outstanding at September 30, 2000 was $298,869.

     On May 1, 2000, the Company entered into a Security Agreement and Note Payable with a related party for $250,000. The note bears interest at 9% per annum from the date of the note until paid. The note is due on demand but no later than January 15, 2001. The note is secured by substantially all of the Company's assets.

     On June 21, 2000, the Company entered into a Loan and Security Agreement with Bank of Texas that provides it with access to a $500,000 revolving credit facility. The line of credit is secured by a lien on all of the Company's trade receivables. Interest accrues daily on the unpaid principal of the facility at an annual rate equal to the prime rate, as defined in the Loan and Security Agreement, plus .5%. As of September 30, 2000, the Company had made no borrowings under the Loan and Security Agreement.

     On September 28, 2000, the Company entered into an equipment line of credit with Comerica that provides access to a $275,000 line of credit. This line of credit is secured by a lien on equipment. Interest accrues daily on the unpaid principal at an annual rate equal to the prime rate, as defined in the agreement, plus 1%. As of September 30, 2000, $190,555 had been drawn down to purchase equipment.

     Capital expenditures totaled approximately $0.9 million for the nine months ended September 30, 2000. Based on the Company's existing operations, the Company estimates total capital expenditures for 2000 to be approximately $3.0 million, mainly for equipment to expand its network infrastructure, which is expected to be funded by cash flows from operations and financing. However, there can be no assurance that the Company will be able to obtain such outside financing to fund these capital expenditures. If the Company is unable to obtain such outside financing, its planned expansion of its network infrastructure will be reduced.

     The Company believes that its cash on hand, cash flows from operations, borrowing availability under its revolving line of credit and other financing arrangements which it plans to pursue will be sufficient to satisfy existing commitments and plans, including those described above. However, there can be no assurance that the Company will be able to make planned borrowings, that its business will generate sufficient cash flows from operations, or that future borrowings will be available in an amount to enable the Company to make necessary capital or other expenditures.

FORWARD-LOOKING STATEMENTS

     The information in this Form 10-QSB includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. The Company includes this statement for the express purpose of availing itself of the protections of these safe harbor provisions with respect to all of the forward-looking statements the Company makes. The forward-looking statements in this Form 10-QSB reflect the Company's current views with respect to possible future events and financial performance. They are subject to certain risks and uncertainties, including without limitation the absence of significant revenues, financial resources, loss of key customers and/or personnel, significant competition, regulatory changes and those other risks and uncertainties discussed herein that could cause the Company's actual results to differ materially from the Company's historical results or those that the Company hopes to achieve. In this Form 10-QSB, the words, "anticipates," "plans," "believes," "expects," "intends," "future" and similar expressions identify certain forward-looking statements. Please do not place undue reliance on the forward-looking statements contained in this Form 10-QSB. The Company undertakes no obligation to announce publicly revisions it makes to these forward-looking statements to reflect the effect of events or circumstances that may arise after the date of this Form 10-QSB. All written and oral forward-looking statements made subsequent to the date of this Form 10-QSB and attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.


                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     In a complaint filed on December 9, 1999 in the District Court of Tarrant County in the State of Texas, Teton Enterprises brought suit against DataVoN and Hugh Simpson. The complaint alleges that DataVoN owes the plaintiff, a former sales person doing business under a corporate name, certain commissions pursuant to a contract entered into between the parties. DataVoN has countersued the plaintiff for amounts owed by the plaintiff to DataVoN. The litigation is set for trial in July of 2001. Extensive discovery has been exchanged by both parties and pre-trial motion practice is the anticipated next step. No determination of the outcome is possible at this stage. The plaintiff alleges maximum economic damages in the amount of $4,222,970.54, which DataVoN believes is contradictory to the disclosures made by plaintiff regarding calculation of economic damages pled. DataVoN alleges in its counterclaim, among other claims pled, that the plaintiff owes DataVoN in excess of $200,000. Management of DataVoN can make no assurances as to the outcome of such litigation nor what effect it will have on the business of DataVoN or its financial condition. The defendants will continue to defend the action vigorously.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
 3.1 Certificate of Incorporation and Certificates of Amendment thereto (incorporated by reference to Zydeco's Annual Report on Form 10-K for the year ended December 31, 1995).

 3.2*         Amended and Restated Bylaws.

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

EXHIBIT NO.                    DESCRIPTION
-----------                    -----------

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

27.1*         Financial Data Schedule.

*  Filed herewith

(b) Report on Form 8-K.

     On August 8, 2000, the Company filed a Report on Form 8-K pursuant to
Item 4 disclosing the change of its accountants.

     On August 16, 2000, the Company filed Amendment No. 1 to Report on Form 8-K pursuant to Item 7 disclosing certain financial statements and pro forma information regarding the consummation of its merger with DataVoN Inc.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ZYDECO ENERGY, INC.


                                        /s/ Marcia C. Kennedy
                                        ---------------------------------------
                                        Marcia C. Kennedy
                                        Chief Financial Officer

Dated:  November 14, 2000

                                 EXHIBIT INDEX


EXHIBIT NO.                               DESCRIPTION
-----------                               -----------
 3.1 Certificate of Incorporation and Certificates of Amendment thereto (incorporated by reference to Zydeco's Annual Report on Form 10-K for the year ended December 31, 1995).

 3.2*          Amended and Restated Bylaws.

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

27.1*          Financial Data Schedule.

*Filed herewith