Form 10KSB
period 2000-12-31
DTVN HOLDINGS INC
filed 2001-03-26
CIK 908246

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

         [_]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO __________

                       COMMISSION FILE NUMBER:  0-22076

                              DTVN HOLDINGS, INC.
                (Name of small business issuer in its charter)

          DELAWARE                                     76-0404904
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

635 WEST CAMPBELL ROAD, SUITE 130                        75080
     RICHARDSON, TEXAS                                 (Zip Code)
(Address of principal executive offices)

                   ISSUER'S TELEPHONE NUMBER  (972) 783-0284

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                    Common Stock, $.001 par value per share

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [_] No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

     Issuer's revenues for fiscal year ended December 31, 2000:  $11,402,028

     As of March 20, 2001, there were 49,965,951 shares of the registrant's common stock, $.001 par value per share (the "Common Stock"), outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant, as of such date was approximately $699,332.75 (based on the closing price of $0.625 per share as reported on the OTC Bulletin Board).

     Portions of the registrant's Proxy Statement for its 2001 Annual Meeting of Stockholders, as described in the Table of Contents enclosed, are incorporated herein by reference into Part III of this Form 10-KSB. If the Proxy Statement is not filed with the Securities and Exchange Commission in definitive form prior to April 30, 2001, the registrant intends to amend this report to include information omitted from Part III hereof.

     Transitional Small Business Disclosure Format
     Yes [_]   No [X]

                               TABLE OF CONTENTS

ITEM 1.  DESCRIPTION OF BUSINESS.......................................................     2
         The Company...................................................................     2
         The Market....................................................................     4
         Benefits of Using the Company.................................................     4
         Growth Strategy...............................................................     5
         Acquisition Strategy..........................................................     6
         Services......................................................................     6
         Customers.....................................................................     6
         Sales and Marketing...........................................................     7
         Competition...................................................................     7
         Government Regulation.........................................................     8
         Employees.....................................................................     9
         Risk Factors..................................................................     9
ITEM 2.  DESCRIPTION OF PROPERTY.......................................................    16
ITEM 3.  LEGAL PROCEEDINGS.............................................................    16
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................    17
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.........    18
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.....................    19
         Forward-Looking Statements....................................................    20
         Overview......................................................................    20
         Results of Operations for Year Ended December 31, 2000 Compared to
           Year Ended December 31, 1999................................................    21
         Liquidity and Capital Resources...............................................    22
ITEM 7.  FINANCIAL STATEMENTS..........................................................    24
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE....................................................    38
ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT............................    40
ITEM 10. EXECUTIVE COMPENSATION........................................................    40
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT................    40
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................    40
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K..............................................    40

                                     PART I

FORWARD-LOOKING STATEMENTS

     The information in this report includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. DTVN Holdings, Inc. (the "Company") includes this statement for the express purpose of availing itself of the protections of these safe harbor provisions with respect to all of the forward-looking statements the Company makes. The forward-looking statements in this report reflect the Company's current views with respect to possible future events and financial performance. The Company is subject to certain risks and uncertainties, including without limitation the absence of significant revenues, financial resources, significant competition and those other risks and uncertainties discussed herein that could cause the Company's actual results to differ materially from its historical results or those that the Company hopes to achieve. In this report, the words, "anticipates," "plans," "believes," "expects," "intends," "future" and similar expressions identify certain forward-looking statements. Please do not place undue reliance on the forward-looking statements contained in this report. The Company undertakes no obligation to announce publicly revisions that the Company makes to these forward-looking statements to reflect the effect of events or circumstances that may arise after the date of this report. All written and oral forward-looking statements made subsequent to the date of this report and attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section. It is important to note that the actual results could differ materially from those in forward-looking statements as a result of Company's many factors, including those discussed under the heading "Risk Factors" and elsewhere in this report.

ITEM 1.  DESCRIPTION OF BUSINESS

The Company

     The Company is a wholesale provider of voice and data services over a "next-generation" packet switched network. As of December 31, 2000, the Company was providing services to several domestic carriers and generating revenue in 13 cities. Through its network, the Company transports a large volume of toll quality voice and data services. The entrance point for communications traffic over its network is referred to as a "POP" (point of presence). The Company's customers interconnect with its network by connecting dedicated facilities to gateways located in one of its POPs.

     The Company was incorporated in 1993. The Company engaged in acquiring leases, drilling, and producing reserves utilizing focused geologic concepts and advanced 3D seismic technology beginning in 1995. On June 9, 2000, the Company and its wholly owned subsidiary, DVN Acquisition Corporation, and DataVoN Inc. ("DataVoN") completed the transactions contemplated by a merger agreement pursuant to which DataVoN became a wholly owned subsidiary of the Company. References to the "Company" refer to the operations of DataVoN prior to the merger and the combined operations of DataVoN and the Company subsequent to the merger. As a result of the merger, the Company is now organized along two lines of businesses,

DataVoN and Zydeco Exploration, Inc. ("Zydeco"). DataVoN provides voice and data services to a number of domestic and international carriers and Internet service providers ("ISPs") desiring to employ the benefits of Voice over Internet Protocol ("VoIP") technology and networking. Zydeco is an independent energy company that has been engaged in the exploration for oil and gas utilizing advanced three-dimensional seismic and computer-aided exploration techniques. Because of market conditions, Zydeco's operations were curtailed prior to the merger, and it has focused its efforts on (1) conserving cash resources, (2) concentrating on marketing saleable assets, and (3) seeking alternate sources of capital for possible drilling participation and general working capital, including potential business combinations outside of the oil and gas industry. The Company is considering its alternatives with respect to the operations of Zydeco. Zydeco's operations are currently not material to the Company's combined result of Zydeco's operations, and thus, the Company does not discuss them below.

     The Company is building one of the nation's first "next-generation" packet switched internet protocol ("IP") networks to deliver voice and data services. A unique, meshed IP backbone will provide transport services for toll quality traffic between any of the Company's connected cities. The Company believes that its network architecture, compared to traditional networks, drastically reduces the costs of originating, transporting and terminating traffic while providing network scalability for future growth.

     As of December 31, 2000, the Company was providing services to several high volume United States carriers in 13 cities. The Company currently has revenue-generating POPs located in 14 cities in Texas, Arizona, California, Colorado, Florida, Georgia, Maryland, Nevada, and Washington, D.C. During the year ended December 31, 2000, the Company transported in excess of 1.6 billion minutes of traffic.

     The Company's primary business is delivering toll quality voice and data services. The Company's network entrance and termination points for communications traffic are the POPs. The Company places equipment in the POPs that act as gateways to the Company's network. The gateway can be used to digitize, compress, and packetize voice and data transmissions at the originating point. The packets are then transmitted over the Company's IP backbone to the destination gateway. At termination, the traffic is returned to its original state and routed to a customer or the public switched telephone network. This process enables routing of communications traffic in a managed IP environment. Generally, the Company's customers interconnect with the Company's network by connecting dedicated facilities to the Company's equipment in a POP.

     By leasing bandwidth on a managed IP backbone, the Company avoids having to build a private, dedicated network of fiber and cable connections, which would delay the Company's time-to-market in many locations and would be more costly to deploy. The Company also uses private leased lines or traditional circuit-based networks where the managed IP network is unavailable.

THE MARKET

     Although it has been possible to transmit voice over data networks since 1995, only recently has the technology improved to the point that phone-to-phone calls can be transmitted over data networks with similar quality to that of traditional voice networks. According to International Data Corporation, a market research firm, the combined U.S. voice and data market today represents a $280.0+ billion marketplace. In 2000, the voice market was a $238 billion industry that is expected to grow modestly at a 2% to 2 1/2% growth rate per year. The data market was a $42.0 billion industry growing at a more significant 34% annual rate per year.

     Traditionally, the technology used to carry voice traffic required significantly more resources than that required to transport data. However, inherent packetization technologies used in data transport introduced latency, affecting the quality of transmitting voice over data networks. Advances in voice coders/decoders and the introduction of managed IP networks guaranteeing acceptable round trip packet intervals have substantially reduced latency. Moreover, this architecture has worked to not only reduce the cost of transporting toll quality voice traffic through a more efficient use of the network but also to allow convergence of voice and data so that they may be delivered on the same network infrastructure, eliminating the need to build two separate networks.

     VoIP carriers make no distinction between voice and data transmission. VoIP carriers transport voice via packet switched technology, rendering the distinction between a voice transmission and a data transmission meaningless. To the VoIP carrier, both are handled in the same manner.

     The Company's telephony services enable telecommunications carriers and other communications service providers to utilize the technologies and efficiencies of internet protocol to cut costs and offer new services to add and retain customers.

BENEFITS OF USING THE COMPANY

     The Company enables integrated communications service providers to outsource their voice and data services over an IP backbone Network at lower costs than over traditional networks while maintaining a toll quality transmission.

     The Company believes its services provide the following key benefits to its customers:

     . Low Price. The Company believes its services are often the low-price option for carriers because packet switching is more efficient than traditional circuit switching. In addition, the Company leverages the packet switched network to deliver both voice and data traffic, which results in lower costs than circuit-based alternatives that deploy duplicate networks to deliver voice and data services.

     . Network Expertise. The Company believes it has positioned itself with quality IP technology vendors and a highly qualified team with extensive telecommunications network expertise. The Company has a Network Operations

        Center ("NOC") located in Richardson, Texas, that is currently staffed by six people. There are two groups that work within the NOC: (a) the network engineering group, and (b) the network operations group. The network engineering group is responsible for design and specifications, planning and implementation with the network as well as operational support. The operations group oversees a nationwide network using a network management system, which notifies the Company's staff of network errors. Both groups cover problems that may arise twenty-four hours per day, seven days per week so that trouble tickets and other network-related issues are handled as quickly as possible.

     . Redundant Network Structure. The Company has constructed and continues to develop a network infrastructure able to handle substantial minutes of traffic. The Company's network architecture is scalable, allowing it to support customers' future growth. The Company also plans to pursue strategic relationships to reduce network costs and increase network utilization.

     . Improve Capital Allocation of Customers. By purchasing origination, transport, and termination services from the Company, the customer can deploy financial resources in areas other than network infrastructure. The Company's customers can gain a competitive advantage or maintain competitive parity with their competitors by expanding their end user offerings (i.e., marketing, customer service) without incurring the substantial capital investments and operating costs that would otherwise be required to build and deploy their own multiple-service network.

GROWTH STRATEGY

     The Company plans to leverage its customer relationships, operational expertise, regulatory insight, and state-of-the-art network as a platform from which to drive future growth. Specifically, the Company believes the following growth opportunities are available:

     . Increased service capabilities in strong markets. As customer needs develop, the Company intends to acquire additional bandwidth and open additional POP's in several existing markets;

     . Expanded customer base through strategic marketing relationships and wholesale contracts. The Company plans to enter into new sales contracts with regional emerging carriers;

     . Expansion in new geographic areas. The Company plans to expand into second tier markets; and

     . New product offerings. The Company plans to leverage its IP network and its inherent flexibility by developing and offering enhanced services.

ACQUISITION STRATEGY

     As part of its strategy to provide comprehensive communications services as part of the leverage of the Company's network, the Company intends to expand through strategic and tactical acquisitions of companies and through attracting individuals with relevant expertise, both within existing lines of business and complementary lines of business. The Company believes that the recent upheavals in the telecommunications sector have created opportunities for expansion through acquisitions. This strategy will attempt to speed the time to market for new products and will expand the Company's existing customer base. The Company plans to rely on the experience of its management team to identify acquisition opportunities. To date the company has no agreements to acquire any companies.

SERVICES

     The Company's current services include:

     . Terminations. Customers can meet the Company at any of several nodes located in cities throughout the United States and terminate to on-net or off-net cities. The meet point is the same for both.

     . Originations. On-net cities will also have a local origination product. The Company can transport this traffic across its network to other cities.

     . Resale Transmission Services. The Company has negotiated resale contracts with multiple tier one carriers. These resale contracts enable the Company to provide total ubiquitous telecommunications services that meet the needs of any potential customer. The services include off-net network capabilities for those customers requiring services to locations (domestically and internationally) that are not currently on the Company's network. These resale contracts enable the Company to offer nationwide voice termination capability, private line services, 8XX origination and all other traditional IXC products and services at very competitive pricing.

     In the future, the Company expects to offer switched packet-based transmission services, enhanced services such as video on demand and streaming video, and international services.

CUSTOMERS

     The Company does not sell its services to consumers. The Company's customers are service providers--specifically, tier one and two telecommunications carriers, competitive local exchange carriers, ISPs, prepaid service providers, enhanced services providers, independent telephone companies, and emerging global carriers. Tier one carriers generally have annual revenues in excess of $2.0 billion. Tier two carriers generally have revenues between $750 million and $2.0 billion.

     As of December 31, 2000, the Company's customers were contracting with the Company for transmission of approximately 150 million minutes per month in the following cities:

     Atlanta            Denver              Phoenix
     Austin             Fort Worth          San Antonio
     Baltimore          Houston             San Diego
     Dallas             Los Angeles
     Miami              Washington, D.C.

Since the beginning of 2001, the Company has been generating revenue from a location in Las Vegas.

     For the year ended December 31, 2000, the Company's two largest customers accounted for approximately 89% of the Company's revenues. Since January 1, 2001, the Company's two largest customers have accounted for approximately 86% of the Company's revenues. To date, the Company's customers have generally entered into annual contracts that are subject to automatic annual renewals absent written notice not to renew. The Company anticipates other types of contractual customer relationships as the Company's network expands and new services are offered.

SALES AND MARKETING

     The Company intends to leverage the improved speed to market of new products using a "next-generation" packet switched network and to leverage the existing customer relationships and the Company's price competitiveness as its network is expanded. The Company also intends to exploit the unique peering capabilities of its network to maintain and enhance customer traffic.

     This will be accomplished through direct sales by Company representatives and agents and through participation at industry trade shows. The Company also intends to derive sales from the formation of strategic alliances with industry leaders offering products and/or services which require the capabilities and pricing offered by the Company's network.

COMPETITION

     The Company competes in the market for enhanced IP communications services and the market for carrier transmission services. Each of these markets is highly competitive with numerous service providers. The Company faces competition from a variety of sources, including large communications service providers with more resources, longer operating histories, and more established positions in the telecommunications marketplace. Some of the competitors have begun to develop or deploy IP telephony capabilities. Most of the Company's competitors are larger companies.

     Large carriers carry a substantial majority of the domestic and international traffic. Carriers like British Telecom and Deutsche Telecom, have started to deploy packet-switched networks for voice and data traffic. These carriers have substantial resources and have large budgets available for research and development. In addition, several companies, many with significant resources, such as Level 3 and Qwest Communications, are building fiber optic networks, primarily in the United States, for IP telephony traffic. These networks can be expected to carry voice and data traffic.

     The Company also competes with companies who have focused primarily on IP telephony. AT&T, Clearinghouse, GRIC Communications, iBasis, and ITXC, all of which have substantially greater financial, marketing, and network resources than the Company, sell international voice and data over the Internet. Other IP telephony companies, including Net2Phone and Delta Three.com, are currently focusing on the retail market and personal computer-based IP telephony.

     Competition for gateway access, call management, and enhanced services is becoming intense. Even though the Company faces increasing competition in this market space, the Company believes these companies may represent potential future customers and strategic partners.

GOVERNMENT REGULATION

     The Company believes that under United States law, based on specific regulatory classifications and recent regulatory decisions, the IP communications services that the Company provides constitutes information services, as opposed to regulated telecommunications services. As such, the FCC's current position is that information service providers, including IP telephony providers, are not telecommunications carriers, and thus not currently subject to FCC regulations or any regulations by state agencies charged with regulating telecommunications carriers. Nevertheless, aspects of the Company's operations may be subject to state or federal regulation, including regulation governing universal service funding, disclosure of confidential communications, copyright and excise tax issues.

     On April 10, 1998, the FCC issued a report to Congress discussing its implementation of certain universal service provisions contained in the 1996 amendments to the Communications Act of 1934. In its report, the FCC stated that it would undertake an examination of whether phone-to-phone IP telephony should be considered an information service or a telecommunications service.
The FCC noted that certain forms of phone-to-phone IP telephony appeared to lack the characteristics of an information service and to have the same functionality as non-Internet protocol telecommunications services.

     In addition, the FCC is currently considering whether to impose surcharges or other common carrier regulations upon certain providers of Internet and IP telephony, primarily those which provide Internet and IP telephony services to end users located in the United States. Although the FCC decided that information service providers, including Internet and IP telephony providers, are not telecommunications carriers, various companies have challenged that decision. Congressional dissatisfaction with the FCC's conclusions could result in requirements that the FCC impose greater or lesser regulations. It is also possible that the FCC will adopt a regulatory framework for IP telephony providers different than that applied to traditional common carriers. Several efforts have been made in the United States to enact federal legislation that would either regulate or exempt from regulation communications services provided over the Internet. Any change in the existing regulation of IP telephony by the FCC or Congress could materially adversely affect the Company's business, financial condition, and results of operation.

     The Company cannot give any assurances that IP telephony will continue to be lightly regulated by the FCC and state regulatory agencies. Although the FCC has determined that, at present, information service providers, including IP telephony providers, are not telecommunications carriers, the Company cannot be certain that this position will continue.

     In the future, the FCC may require providers of Internet and IP telephony services to be subject to traditional common carrier regulation, make universal service contributions, and/or pay access charges. Increased regulation of the Internet may slow its growth. Such regulation may negatively impact the cost of doing business over the Internet and materially adversely affect the Company's business, operating results, financial condition, and future prospects.

     In addition to the FCC and Congress, state regulatory authorities, and legislators may assert jurisdiction over the provision of intrastate IP telephony services. Some states already have initiated proceedings to examine the regulation of such services.

     The Company's management cannot assure investors that its service will not be regulated in the future. Several efforts have been made in the United States to enact federal legislation that would either regulate or exempt from regulation communications services provided over the Internet or IP technology. Increased regulation of the Internet and IP communication may slow its growth, particularly if other countries also impose regulations. Such regulation may negatively impact the cost of doing business and materially adversely affect the Company's business, operating results, financial condition, and future prospects.

     While the Company believes that the transport of voice communications services over the Internet and private IP networks is currently permitted under the United States law, some foreign countries have laws or regulations that may prohibit voice communications over the Internet.

EMPLOYEES

     As of December 31, 2000, the Company and its subsidiaries had 21 full-time employees.

RISK FACTORS

     Many of the statements, estimates, predictions, and projections contained in this "Description of Business" section and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this annual report on Form 10-KSB, in addition to certain statements contained elsewhere in this annual report, are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements are prospective, involving risks and uncertainties. While these forward-looking statements, and any assumptions on which they are based, are made in good faith and reflect the Company's current judgment regarding the direction of its business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. The following risk factors should be considered carefully by the Company's stockholders and prospective investors in evaluating the Company and its business. The Company does not undertake to release publicly any revisions to forward-looking statements that may be made to reflect events or circumstances after the date of this annual report or to reflect the occurrence of unanticipated events.

Risks Related to the Company's Operations
-----------------------------------------

     The Company has a limited operating history upon which to base an investment decision, and you may inaccurately assess its prospects for success.

     The Company acquired DataVoN in June, 2000, through a merger. Since the merger, the Company has primarily conducted its business activities through DataVon. DataVoN was incorporated in November 1997 and first began to offer commercial services in January 1998. Due to the Company's limited operating history in its current line of business, it is difficult for the Company to predict future results of operations. Moreover, the Company cannot be sure that it has accurately identified all of the risks to its business, especially since the Company uses new, and in many cases, unproven technologies, and provides new services. As a result, its past results and rates of growth may not be a meaningful indicator of its future results of operations. Also, your assessment of the prospects for the Company's success may prove inaccurate.

     The Company's revenue would decline significantly if it lost one or more of its most significant customers.

     The Company generates much of its revenue from a limited number of customers. Customers may discontinue their use of the Company's services at any time, and without notice. Therefore, in any given quarter, the Company would lose a significant amount of revenue if it lost one or more major customers.

     Failure to obtain necessary additional capital in the future on acceptable terms to the Company would prevent the Company from executing its business plan.

     The Company needs additional capital to finance investments in equipment and corporate infrastructure, expand its network, increase the range of services it offers and respond to competitive pressures and perceived opportunities.
Cash flow from operations and cash on hand may not be sufficient to cover the Company's operating expenses and capital investment needs. The Company cannot assure you that additional financing will be available on terms acceptable to it, if at all. Failure to obtain additional funding would prevent the Company from making expenditures that will allow it to grow or maintain its operations.

     If the Company raises additional funds by selling equity securities or issuing debt, new investors may receive more favorable terms than current stockholders, who may experience dilution.

     If the Company raises additional funds by selling equity securities, the relative equity ownership of its existing investors could be diluted or new investors could obtain terms more favorable than previous investors. If the Company raises additional funds through debt financing, it could incur significant borrowing costs. The failure to obtain additional financing when required could result in the Company being unable to grow as required to attain profitable operations.

     The Company may not be able to generate sufficient revenue to maintain profitability if telecommunications carriers and other communications service providers are reluctant to use its services or do not use its services in sufficient volume.

     If the market for IP telephony and new services does not develop as the Company expects, or develops more slowly than expected, its business, financial condition, and results of operations will be materially adversely affected.

     The Company's customers may be reluctant to use its services for a number of reasons, including:

     . perceptions that the quality of voice transmitted over the packet switched data network is low;
     . perceptions that IP telephony is unreliable; and . traffic may not be able to be delivered with significant cost advantages.

     The growth of its business depends on carriers and other communications service providers generating an increased volume of voice and data traffic, and selecting its network to carry at least some of this traffic. If the volume of voice and data traffic fails to increase, or decreases, and these third-parties do not employ the Company's network, the Company's ability to generate sufficient revenues to maintain profitability will be materially adversely affected. The Company can not assure you that end-users will continue to purchase services from its customers or that its customers will maintain a demand for its services.

     The Company depends on its key personnel and may have difficulty attracting and retaining the skilled employees it needs to execute its growth plans.

     The Company depends heavily on its key management. The Company's future success will depend, in large part, on the continued service of its key management and technical personnel, including Hugh D. Simpson, its President and Chief Executive Officer. If any of these individuals is unable or unwilling to continue in their present positions, the Company's business, financial condition and results of operations would suffer.

     The Company will need to attract skilled personnel to execute its growth plans. The Company's future success will depend, in large part, on its ability to attract, retain and motivate highly skilled employees, particularly engineering and technical personnel. Competition for such employees in the Company's industry is intense. The Company has from time to time in the past experienced, and it expects to continue to experience in the future, difficulty in hiring and retaining employees with appropriate qualifications. The Company may not be able to retain its employees or attract, assimilate or retain other highly qualified employees in the future. If the

Company does not succeed in attracting and retaining skilled personnel, it may not be able to grow at a sufficient rate to maintain profitable operations.

     The Company may face quality and capacity problems over its network upon failures by third parties.

     Vendors. The Company relies upon third-party vendors to provide it with the equipment and software that the Company uses to transfer and translate calls from traditional voice networks to the packet switched network, and vice versa. The Company cannot assure you that it will be able to continue purchasing such equipment and software on acceptable terms, if at all. If the Company becomes unable to purchase the equipment needed to maintain and expand its network as currently configured, the Company may not be able to maintain or expand its network to accommodate growth and the Company may consequently be unable to grow revenues sufficiently to maintain projections.

     Parties that Maintain Phone and Data Lines. The Company's business model depends on the availability of the managed IP network bandwidth to transmit voice and data calls, and to provide other value-added services. Third-parties maintain, and in many cases own, the traditional voice networks as well as data networks. Some of these third-parties are national telephone companies. They may increase their charges for using these lines at any time and decrease the Company's profitability. They may also fail to properly maintain their lines and disrupt the Company's ability to provide service to its customers. Any failure by these third-parties to maintain these lines and networks that leads to a material disruption of the Company's ability to provide services and could discourage its customers from using the Company's network, which could have the effect of preventing the Company's ability to maintain projections.

     Strategic Relationships. The Company depends in part on its strategic relationships to expand its distribution channels and develop and market its services. The Company's strategic relationship partners may choose not to renew existing arrangements on commercially acceptable terms, if at all. In general, if the Company loses certain key strategic relationships, or if the Company fails to develop new relationships in the future, its ability to expand the scope and capacity of its network, and to maintain state-of-the-art technology, would be materially adversely affected.

     The Company may not be able to succeed in the intensely competitive market for its services.

     The market for VoIP, data and other value-added services is extremely competitive and will likely become more competitive. Internet protocol and IP telephony service providers, such as GRIC Communications, iBasis and ITXC Corp., route traffic to destinations worldwide and compete directly with the Company. Also, IP telephony service providers, such as Net2Phone, that presently focus on retail customers may in the future enter the Company's market and compete with the Company. In addition, major telecommunications carriers, such as AT&T, Deutsche Telekom, MCI WorldCom and Qwest Communications, have all entered or announced plans to enter the IP telephony market. All of these companies are larger than the Company and have substantially greater managerial and financial resources than the Company. Intense competition in the Company's markets can be expected to continue to put downward pressure on prices and adversely affect its profitability. The Company cannot assure you that it will be able to compete successfully against its competitors and the Company may lose customers or fail to grow its business as a result of this competition.

     The Company is subject to downward pricing pressures which could prevent the Company from maintaining profitability.

     As a result of numerous factors, including increased competition, prices for long distance calls have been decreasing. This downward trend of prices to end-users has caused the Company to lower the prices it charges communications service providers for call completion on its network. If this downward pricing pressure continues, the Company cannot assure you that it will be able to offer IP telephony services at costs lower than, or competitive with, the traditional voice network services with which it competes. The continued downward pressure on prices would have a material adverse effect on the Company's ability to operate its network and business profitability.

     If the Company is not able to keep up with rapid technological change in a cost effective way, the relative quality of its services could suffer.

     The technology upon which the Company's services depend is changing rapidly. Significant technological changes could render the equipment which the Company uses obsolete, and competitors may begin to offer new services that it is unable to offer. The Company must adapt to its rapidly changing market by continually improving the responsiveness, reliability, services and features of its network and by developing new features and applications to meet customer needs. If the Company is unable to successfully respond to these developments or does not respond in a cost-effective way, it may not be able to offer competitive services.

     The Company may not be able to expand and upgrade its network adequately to accommodate any future growth.

     The Company's business requires that it handle a large number of calls simultaneously. As the Company expands its operations, the Company expects to handle significantly more calls. The Company will need to expand and upgrade its hardware and software to accommodate such increased traffic. If the Company does not expand and upgrade quickly enough, it will not have sufficient capacity to handle the traffic and its operating performance would suffer. Consequently, the Company could develop a negative reputation with its customers and lose business.

     If the Company fails to manage its growth, the Company could lose customers.

     The Company has grown rapidly to date and expects to continue to grow rapidly. In order to increase the number of its customers and the size of its operations, the Company will need to improve its administrative, accounting, operating systems, and controls. The Company may need to redesign several internal systems. The Company's attention to these matters may distract it from other aspects of its business. Moreover, failure to implement new systems and controls may hamper the Company's ability to provide services to customers and may impair the quality of its services which could result in the loss of customers.

     Fluctuations in the Company's quarterly results of operations that result from various factors inherent in its business may cause the market price of the Common Stock to fall.

     The Company's revenue and results of operations have fluctuated and may continue to fluctuate significantly from quarter to quarter in the future due to a number of factors, many of which are not in its control, including, but not limited to:

     . the amount of traffic the Company is able to sell to its customers, and their decisions on whether to route traffic over the Company's network;
     . the percentage of traffic that the Company is able to carry over the managed IP network, rather than over the more costly traditional public-switched telephone network;
     . the Company's ability to negotiate changes in the termination fees charged by its local providers when its margins deteriorate;
     .  capital expenditures required to expand or upgrade its network;
     . technical difficulties or failures of its network systems or third-party delays in expansion or provisioning system problems; and
     . the Company's ability to offer value-added services that are appealing to the market.

     Because of these factors, you should not rely on quarter-to-quarter comparisons of the Company's results of operations as an indication of its future performance. It is possible that, in future periods, the Company's results of operations will be significantly lower than the estimates of public market analysts and investors. Such a discrepancy could cause the price of the Common Stock to decline significantly.

     The Company believes that it does not infringe upon the proprietary rights of any third party, and no third party has asserted a patent infringement claim against the Company.

     If is possible, however, that such a claim might be asserted successfully against the Company in the future. The Company's ability to provide its services depends on its freedom to operate. That is, the Company must ensure that it does not infringe upon the proprietary rights of others or have licensed all such rights. The Company has not requested or obtained an opinion from counsel as to whether its services infringe upon the intellectual property rights of any third parties. A party making an infringement claim could secure a substantial monetary award or obtain injunctive relief which could effectively block its ability to provide services in the United States.

     If any of these risks materialize, the Company could be forced to suspend operations, to pay significant amounts to defend its rights, and a substantial amount of management's attention may be diverted from its ongoing business, each of which could materially adversely affect its ability to maintain profitability.

     The Company relies on a variety of technologies, primarily software, that it licenses from third parties.

     Continued use of this technology by the Company may require that it purchase new or additional licenses from third parties. There can be no assurances that the Company can obtain those third party licenses needed for its business or that the third party technology licenses that it does have will continue to be available to it on commercially reasonable terms or at all. The loss or inability to maintain or obtain upgrades to any of these technology licenses could result in delays or breakdowns in the Company's ability to continue developing and providing its services or to enhance and upgrade its services.

     The Company may undertake strategic acquisitions in the future and any difficulties from integrating such acquisitions could damage its ability to attain or maintain profitability.

     The Company may acquire businesses and technologies that complement or augment its existing businesses, services and technologies. Integrating any newly acquired businesses or technologies could be expensive and time-consuming. The Company may not be able to integrate any acquired business successfully. Moreover, the Company may need to raise additional funds through public or private debt or equity financing to acquire any businesses, which may result in dilution for stockholders and the incurrence of indebtedness. The Company may not be able to operate acquired businesses profitably or otherwise implement its growth strategy successfully.

Risks Related to the IP Telephony Industry
------------------------------------------

     The telecommunications industry is subject to domestic governmental regulation and legal uncertainties which could prevent the Company from executing its business plan.

     While the FCC has tentatively decided that information service providers, including IP telephony providers, are not telecommunications carriers for regulatory purposes, various companies have challenged that decision. Congress is dissatisfied with the conclusions of the FCC and the FCC could impose greater or lesser regulation on the Company 's industry. The FCC is currently considering, for example, whether to impose surcharges or other regulations upon certain providers of IP telephony, primarily those which provide IP telephony services to end-users located within the United States.

  Aspects of the Company's operations may be, or become, subject to state or federal regulations governing universal service funding, disclosure of confidential communications, copyright and excise taxes. The Company cannot assure you that government agencies will not increasingly regulate Internet-related services. Increased regulation of the Internet may slow its growth. Such regulation may also negatively impact the cost of doing business over the Internet and materially adversely affect the Company's ability to maintain profitability.

Risks Related to the OTC Bulletin Board
---------------------------------------

     Because the Common Stock is traded on the OTC Bulletin Board, the Company cannot guarantee an orderly public market for the Common Stock, and there are numerous risks related to buying low-priced stocks (stocks that are less than $5.00 per share).

     The Common Stock is currently traded on the OTC Bulletin Board. As a result, you may find it more difficult to sell the Common Stock or to obtain accurate quotations of the market value of the Common Stock as compared to shares that are quoted on The Nasdaq Stock Market or traded on an exchange. The Company cannot assure you that a regular trading market will develop or be sustained.

     For as long as the Common Stock is traded on the OTC Bulletin Board and if the trading price of the Common Stock is below $5.00 per share, trading in the Company's securities will be subject to the requirements of certain "penny stock" rules of the SEC. These rules require additional disclosure to investors by broker-dealers for any trades involving a penny stock. Penny stock rules require that the broker-dealer deliver to the investor a disclosure statement explaining the penny stock market and the associated risks with the market prior to any penny stock transaction. There are also sales practice requirements for broker-dealers who sell penny stocks to most persons. For these types of transactions, the broker-dealer must make a determination that the purchaser is suitable for the transaction and must receive the purchaser's written consent to the transaction prior to sale. These additional burdens on brokers and dealers may discourage them from making transactions in the Common Stock. This could severely limit the market price and liquidity of the Company's securities and the ability of purchasers to sell any of the shares of the Company in the secondary market. That, in turn, could materially and adversely affect the market price and severely limit the liquidity of the Common Stock.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company's executive office is located at 635 West Campbell Road, Suite 130, Richardson, Texas, a suburb of Dallas. Those offices constitute approximately 4,623 square feet of commercial space under lease through September 31, 2004 and approximately 1,771 square feet of commercial space under lease through April 30, 2003. The Company also leases approximately 372 square feet of office space in Houston, Texas on a month to month basis.

ITEM 3.  LEGAL PROCEEDINGS.

     In a complaint filed on December 9, 1999 in the District Court of Tarrant County in the State of Texas (the "Court"), Teton Enterprises brought suit against DataVoN and Hugh D. Simpson. The complaint alleges that DataVoN owes the plaintiff, a former sales person doing business under a corporate name, certain commissions pursuant to a contract entered into between the parties. DataVoN has countersued the plaintiff for amounts owed by the plaintiff to DataVoN. The litigation was set for trial in July of 2001, but was recently taken off that trial setting until further notice from the Court. The Court has informed all parties to the litigation that the new setting may be either in August or September, 2001. Extensive discovery has been exchanged by both parties and summary judgements are pending before the Court, which are scheduled to be heard on April 3, 2001. No determination of the outcome is possible at this time. The plaintiff alleges maximum economic damages in the amount of approximately $4.0 million, which is contradictory to the disclosures made by plaintiff regarding calculation of economic damages pled. DataVon alleges in its counterclaim, among other claims pled, that the plaintiff owes DataVon in excess of $200,000, which DataVon disclosures clearly confirm such calculation of economic damages claimed. Management of DataVoN can make no assurances as to the outcome of such litigation or the effects it will have on the business of DataVoN or its financial condition; however, DataVon is confident that a ruling on the pending summary judgment motions will more clearly define any disputes between the parties. The defendants will continue to defend the action vigorously.

     In February 2001, Cheniere Energy, Inc. submitted an issue to the American Arbitration Association. The issue does not appear to have been previously arbitrated and to be covered by the exploration agreement between the Company and Cheniere Energy, Inc. which expires in May 2001. The arbitration is in its very early stages, and no determination of the outcome, or if such arbitration is appropriate under the exploration agreement, is possible at this time.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The following matters were voted upon at a duly called special meeting of the Company's stockholders held on December 21, 2000. Each of the proposals was approved by the Company's stockholders by the votes indicated below. Of the 42,775,951 outstanding voting shares of the Common Stock entitled to vote at the meeting, 42,079,645 shares were represented at the meeting in person or by proxy. Of the 7,190 shares of the Company's Series A Convertible Preferred Stock, $.001 par value per share (the "Series A Preferred Stock"), entitled to vote at the meeting, all 7,190 shares were represented at the meeting in person or by proxy.

     1. Amend the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 50,000,000 to 150,000,000.

                              For       49,136,745/1/
                              Against      132,900
                              Abstain            0
                              Non-vote     696,306

     2. Amend the Company's Certificate of Incorporation to change the name of the Company from "Zydeco Energy, Inc." to "DTVN Holdings, Inc."

                              For       49,259,245/1/
                              Against        8,100
                              Abstain            0
                              Non-vote     698,606

     3. Approve the Company's 2000 Stock Option and Restricted Stock Plan

                              For       39,873,889/1/
                              Against      120,400
                              Abstain       13,500
                              Non-vote   9,958,162
___________

/1/ Includes the affirmative vote of the holder of 7,190 shares of the Series A
    Preferred Stock. For each proposal submitted to a vote of the Company's stockholders, each share of Common Stock is entitled to one vote and each share of Series A Preferred Stock is entitled to 1,000 votes except as otherwise required by law.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock has traded on the OTC Bulletin Board under the symbol "DTVN" since December 26, 2000 to reflect the change in the Company's name from "Zydeco Energy, Inc." to "DTVN Holdings, Inc." Prior to that date, the Common Stock was quoted under the symbol "ZNRG" on the OTC Bulletin Board from May 25, 1999 to December 25, 2000, and the Nasdaq National Market from August 19, 1997 to May 24, 1999. Warrants to purchase one share of Common Stock (the "Warrants") traded on the OTC Bulletin Board under the symbol "ZNRGW" from May 25, 1999 until their expiration on December 13, 2000. The Warrants traded under the symbol "ZNRGW" on the Nasdaq National Market from August 19, 1997 to May 24, 1999. The following table sets forth the quarterly high and low sales prices of the Common Stock and the Warrants as reported by the Nasdaq National Market and OTC Bulletin for the periods indicated. These quotations reflect interdealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.



                                   Common Stock           Warrants
                                -----------------     ----------------
                                  High       Low       High       Low
                                  ----       ---       ----       ---

Year Ended December 31, 1999
  First Quarter                 1.3125     0.2500      0.4380   0.0310
  Second Quarter                0.2812     0.0469      0.2810   0.0100
  Third Quarter                 0.2188     0.1250      0.1050   0.0100
  Fourth Quarter                0.1875     0.0469      0.0300   0.0010

Year Ended December 31, 2000
  First Quarter                 5.7500     0.0781      0.5620   0.0010
  Second Quarter                3.0625     0.8750      0.4730   0.1250
  Third Quarter                 2.0312     0.7188      0.1250   0.0150
  Fourth Quarter                1.6875     0.3125      0.0400   0.0010

     As of March 20, 2001, there were 49,965,951 shares of the Common Stock outstanding, held by approximately 80 holders of record.

     The Company has not declared or paid any cash dividends on its Common Stock and does not anticipate declaring or paying any in the foreseeable future. The Board of Directors intends to retain future earnings, if any, to support the growth of the Company's business. The declaration and payment of future dividends, if any, will be at the sole discretion of the Board of Directors and will depend upon the Company's profitability, financial condition, prospects, cash requirements, and other factors deemed relevant by the Board of Directors.

     On June 9, 2000, the Company issued 32,623,855 shares of the Common Stock and 7,190 shares of the Series A Preferred Stock in connection with its merger with DataVoN. Each of the 7,190 shares of Series A Preferred Stock issued in the merger was entitled to 1,000 votes on all matters, except as required by law, with the Common Stock. The 7,190 shares of Series A Preferred Stock were convertible into 7,190,000 shares of the Common Stock (or 1,000 shares of Common Stock for each share of Series A Preferred Stock). The Series A Preferred Stock was issued in the merger because of limitations on the number of authorized shares of Common Stock under the Company's Certificate of Incorporation. By their terms, all outstanding shares of the Series A Preferred Stock issued in the merger automatically convert into shares of the Common Stock upon approval by the Company's stockholders of an amendment to the Company's Certificate of Incorporation to increase the number of shares of Common Stock that the Company is authorized to issue. Pursuant to stockholder approval obtained at a special meeting of the Company's stockholders held on December 21, 2000, the Company's Certificate of Incorporation was amended to increase the number of authorized shares of the Common Stock. As a result of receiving the stockholder approval, the 7,190 shares of the Series A Convertible Preferred Stock issued in the merger were automatically converted into 7,190,000 shares of the Common Stock pursuant to their terms.

     Upon the consummation of the Company's merger with DataVoN, the Company issued to two individuals for broker services, warrants to purchase an aggregate of 523,756 shares of the Common Stock at $0.08 per share.

     The above transactions were private transactions not involving a public offering and were exempt from the registration provisions of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) thereof. The sales of the securities were without the use of an underwriter, and the shares contain a restrictive legend permitting the transfer thereof only upon registration of the shares or an exemption under the Securities Act.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the consolidated financial statements and footnotes included herein for the years ended December 31, 2000 and December 31, 1999.

FORWARD-LOOKING STATEMENTS

     Statements contained in this report are not based on historical fact, including without limitation statements containing the words "believes," "may," "will," "estimate," "continue," "anticipates," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which the Company operates; technology changes; competition; changes in business strategy or development plans; the ability to attract and retain qualified personnel; liability and other claims asserted against the Company; and other factors referenced in the Company's filings with the Securities and Exchange Commission. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

OVERVIEW

     The Company is a wholesale provider of voice and data services over a "next-generation" packet switched network. As of December 31, 2000, the Company was providing services to several domestic carriers. The Company is currently operating in 14 cities. Through its network, the Company transports toll quality voice and data services. The entrance point for communications traffic over its network is referred to as a POP. The Company's customers interconnect with the Company's network by connecting dedicated voice circuits from the customers' facilities to gateways located in one of the Company's POPs.

     The Company was incorporated in 1993 and began conducting oil and gas seismic exploration operations in late 1995. On June 9, 2000, the Company merged with DataVoN. As a result of this merger, the former stockholders of DataVoN now own approximately 80% of the voting power of the Company's stock. The merger was accounted for as a reverse acquisition of the Company by DataVoN under the purchase method of accounting. Accordingly, the historical financial statements of DataVoN prior to the merger have become the Company's financial statements, and the Company's results of operations will be combined with those of DataVoN from and after the date of the merger. As the oil and gas seismic exploration operations are not currently material to the Company's combined results of operations, the Company does not discuss them below.

     At the end of 2000, the Company's primary source of revenue was the fees received for transporting telecommunications traffic across its network. The Company charges its customers fees based upon per minute or flat rate charges and recognizes this revenue in the period in which the network usage occurs or transportation services are rendered. In January of 2001, the Company entered into several master services agreements whereby the Company agreed to provide origination, transport and termination services to new customers. Having received purchase orders under one of the master agreements, the Company began providing services to the new customer in March 2001. The contract provides for weekly billing, and the Company began billing and collecting for these services in March 2001.

     The Company's most significant costs and expenses are data communications and telecommunications expenses which are comprised primarily of collocation facility fees, transport fees, termination fees, and equipment expenses. Generally, collocation facility fees include charges for lease of rack space, power consumption and delivery of associated services to "host" the equipment. Transport fees are paid to a "back bone provider" to carry traffic between POPs where the equipment is located. Termination fees are paid to local service providers to terminate calls. When possible equipment costs are capitalized and depreciated over their estimated useful lives. Other expenses include charges for connections between the Company's POPs and its vendors for termination services and software support and management systems required in maintaining its network.

RESULTS OF OPERATIONS FOR YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

       Revenue. The Company's revenue increased by $3.1 million to $11.4 million for the year ended December 31, 2000, from $8.3 million for the year ended December 31, 1999. The increase in revenue resulted from an increase in the amount of traffic carried over the Company's network.

     Cost of Services. Cost of services increased by approximately $1.0 million to $7.1 million for the year ended December 31, 2000, from $6.1 million for the year ended December 31, 1999. The increase in expense was driven by the increase in traffic described above. Collocation facility fees increased to $300,000 for the year ended December 31, 2000, from $30,000 for the year ended December 31, 1999. Telecommunications fees increased to $6.8 million for the year ended December 31, 2000 from $6.1 million for the year ended December 31, 1999. As a percentage of net service revenue, cost of services expense decreased to approximately 63% for the year ended December 31, 2000, from approximately 73% for the year ended December 31, 1999.

     Selling and Marketing Expenses. Selling and marketing expenses include expenses relating to the salaries, payroll taxes, benefits and commissions that the Company pays for sales personnel and the expenses associated with the development and implementation of its promotion and marketing campaigns, including expenses relating to its outside public relations firm and industry analysts. Selling and marketing expenses decreased by $.6 million to $.1 million for the year ended December 31, 2000 from $.7 million for the year ended December 31, 1999. This decrease is attributable to the Company replacing commissioned sales agents with employees.

     General and Administrative Expenses. General and administrative expenses include salary, payroll tax and benefit expenses and related costs for general corporate functions, including executive management, administration, office facilities, information technology, human resources and amortization of unearned stock compensation. General and administrative expenses increased by $4.1 million to $4.8 million for the year ended December 31, 2000, from $.7 million for the year ended December 31, 1999. General and administrative expenses increased primarily due to an increase in the stock-based compensation expense of $2.3 million, the number of personnel, and an increase in consulting and professional fees. As a percentage of net revenue, general and administrative expenses increased to approximately 42% for the year ended December 31, 2000, from 8% for the year ended December 31, 1999 due to the factors described above.

     Depreciation, Amortization and Depletion Expense. Depreciation, amortization and depletion expense increased by $3.2 million for the year ended December 31, 2000 from 1999. This increase primarily resulted from amortization of goodwill associated with the merger.

     Interest Income and Interest Expense. Interest expense is primarily comprised of interest on the Company's notes payable, and various capital leases. Interest income is primarily composed of income earned on the Company's cash and cash equivalents and certificates of deposit.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's principal capital and liquidity needs historically and currently have related to the development of its network infrastructure, its sales and marketing activities, and general capital needs. The Company's capital needs have been met, in large part, from cash flow generated from operations. Because the Company is placing greater emphasis on expanding its network infrastructure, the Company plans to meet an increasing portion of its capital needs through equity investments, capital leases and/or other forms of equipment financing.

     Net cash provided by operating activities was $3.6 million for the year ended December 31, 2000, as compared to $1.1 million for the year ended December 31, 1999. The increase was primarily attributable to increased revenue from voice and data services.

     Net cash used in financing activities was $1.1 million for the year ended December 31, 2000, as compared to $.7 million for the year ended December 31, 1999.

     In March 2000, the Company entered into a note payable arrangement with a
vendor for the purchase of network equipment.   In October of 2000, the Company
refinanced the equipment with a master revolving note with a bank to include
future purchase of equipment.    The interest is payable monthly at an interest
rate of the bank's prime rate plus .5%, with the outstanding principal converting into an installment loan on May 22, 2001. The total amount available under the arrangement is $.8 million of which $.3 million was borrowed as of March 15, 2001.

     On May 1, 2000, the Company entered into a Security Agreement and Note Payable with a related party for $.3 million. The note bears interest at 9% per annum. The note is due on demand but no later than July 15, 2001. The balance as of March 15, 2001 is $.1 million. The note is secured by substantially all of the Company's assets.

     On June 21, 2000, the Company entered into a Loan and Security Agreement with a bank that provides access to a $.5 million revolving credit facility. The line of credit is secured by a lien on all of the Company's trade receivables. Interest accrues daily on the unpaid principal of the facility at an annual rate equal to the prime rate, as defined in the Loan and Security

Agreement, plus .5%. As of March 15, 2001, the Company had made no borrowings under the Loan and Security Agreement.

     On November 5, 2000, the Company entered into a Variable Rate Installment Agreement with a bank for $.3 million. The note bears interest at prime plus 1% per annum. The note is due November 5, 2003. As of December 31, 2000, the balance was $.3 million.

     Capital expenditures totaled approximately $980,000 for the year ended December 31, 2000. The Company expects to continue the expansion of its network throughout 2001 and intends to increase its capital expenditures accordingly. The Company has incurred $2.0 million, $.7 million of which were capital leases and cash from operations and $1.3 of which were operating leases, since December 31, 2000. The Company intends to incur approximately $10 million in additional capital expenditures during the remainder of 2001 through a combination of operating and capital leases, cash from operations, and the issuance of either debt or equity securities or both. The Company currently does not have sufficient cash on hand, existing borrowing availability or any commitments for the cash to fund all of the planned capital expenditures. The Company intends to use cash flows from operations, issuance of obligations under capital and operating leases, and proceeds from the sale of either debt or equity securities or both to fund such capital expenditures. There can be no assurance that the Company will be able to generate sufficient cash flow or obtain such outside financing to fund the planned capital expenditures. If the Company is unable to generate sufficient cash flow or obtain such outside financing, the planned expansion of its network infrastructure will be reduced, delayed or canceled and such reduction, delay or cancellation could have a material adverse effect on the business, financial condition or results of operations of the Company.

       The Company believes that its cash on hand, cash flows from operations, borrowing availability under its revolving line of credit will be sufficient to satisfy existing commitments and plans other than the planned capital expenditures. However, there can be no assurance that the Company will be able to make planned borrowings, that its business will generate sufficient cash flows from operations, that sufficient equity capital can be raised or that future borrowings will be available in an amount sufficient to enable the Company to make necessary capital or other expenditures including the planned capital expenditures.

ITEM 7.  FINANCIAL STATEMENTS



                          Independent Auditors' Report


The Stockholders and Board of Directors of
DTVN Holdings, Inc.:



We have audited the accompanying consolidated balance sheets of DTVN Holdings, Inc. (formerly Zydeco Energy, Inc.) and subsidiaries, as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive loss and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DTVN Holdings, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

                                    KPMG LLP

Dallas, Texas
February 16, 2001

                              DTVN HOLDINGS, INC.
                        (Formerly Zydeco Energy, Inc.)

                          Consolidated Balance Sheets

                For the Years Ended December 31, 2000 and 1999


                     ASSETS                           2000           1999
                                                  ------------   ------------
Current assets:
  Cash and cash equivalents                       $  2,895,402   $    394,740
  Other current investments (note 5)                   100,000             --
  Accounts receivable                                  278,059        621,535
  Vendor deposit (note 2)                               64,000        360,000
  Deferred income taxes (note 8)                       902,339         16,947
  Other current assets                                 121,674         29,889
                                                  ------------   ------------
    Total current assets                             4,361,474      1,423,111
                                                  ------------   ------------
Property and equipment, net (note 3 and 4)           1,136,806        147,845
Goodwill, net (notes 1a and 1f)                     23,562,199             --
Investments (note 5)                                   182,061         96,290
Purchased technology (note 12)                         635,508             --
                                                  ------------   ------------
                                                  $ 29,878,048   $  1,667,246
                                                  ============   ============

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                $  1,314,688   $    305,375
  Unearned revenue                                     697,758        493,882
  Accrued liabilities and other                        994,609        326,108
  Customer deposit (note 2)                                 --        360,000
  Notes payable to related parties (note 6 and 7)      249,090             --
  Current portion of notes payable (note 7)            211,035             --
  Current installments of obligations under
   capital leases (note 4)                              11,971         22,432
                                                  ------------   ------------
    Total current liabilities                        3,479,151      1,507,797
                                                  ------------   ------------
Deferred income taxes (note 8)                          39,101             --
Line of credit and notes payable less current
  portion (note 7)                                     343,411             --
Obligations under capital leases, excluding
  current installments (note 4)                         12,139         61,049
                                                  ------------   ------------
    Total liabilities                                3,873,802      1,568,846
                                                  ------------   ------------
Stockholders' equity:
  Common stock, par value $.001; 150,000,000
    authorized, and 49,965,951 issued and
    outstanding in 2000; 50,000,000 shares
    authorized, and 1,000,000 issued and
    outstanding in 1999                                 49,966          1,000
  Additional paid in capital                        29,959,014             --
  Retained earnings (accumulated deficit)           (4,057,027)        97,400
  Accumulated other comprehensive income                52,293             --
                                                  ------------   ------------
    Total Stockholders' equity                      26,004,246         98,400
                                                  ------------   ------------
Commitments and contingencies (notes 4 and 11)
                                                  ------------   ------------
                                                  $ 29,878,048   $  1,667,246
                                                  ============   ============


See accompanying notes to consolidated financial statements.

                              DTVN HOLDINGS, INC.
                        (Formerly Zydeco Energy, Inc.)

                     Consolidated Statements of Operations


                For the years ended December 31, 2000 and 1999



                                                 2000                 1999
                                            ---------------      --------------
Net service revenue                         $    11,290,239      $    8,273,472
Other revenue                                       111,789                  --
                                            ---------------      --------------
  Total revenue                                  11,402,028           8,273,472

Costs and expenses (notes 4 and 6):
  Cost of services                                7,068,647           6,059,472
  Selling and marketing                             121,026             692,525
  General and administrative (including
    $2,251,416 and $0 non-cash
      expenses for 2000 and 1999)                 4,799,632             673,880
  Depreciation, amortization and depletion
    (note 4)                                        288,627              16,072
  Amortization of goodwill                        2,973,199                  --
                                            ---------------      --------------
    Total costs and expenses                     15,251,131           7,441,949
                                            ---------------      --------------
    Operating income (loss)                      (3,849,103)            831,523

Interest income                                      87,383              33,509

Interest expense (note 7)                            56,940              21,729

Loss on disposition of assets                         3,011                  --
                                            ---------------      --------------

    Income (loss) before income taxes            (3,821,671)            843,303

Income tax expense (benefit) (note 8)              (836,554)             37,356
                                            ---------------      --------------

       Net income (loss)                    $    (2,985,117)     $      805,947
                                            ===============      ==============

Net income (loss) per common share -
  basic and diluted (note 1K)               $         (0.06)
                                            ===============

Weighted average common shares
  outstanding - basic and diluted                46,370,951
                                            ===============

See accompanying notes to consolidated financial statements.

                              DTVN HOLDINGS, INC.
                        (Formerly Zydeco Energy, Inc.)

        Consolidated Statements of Stockholders' Equity (Deficit) and
                              Comprehensive Loss

                For the years ended December 31, 2000 and 1999

                                                                            PREFERRED STOCK                  COMMON STOCK
                                                         SHARES                  AMOUNT                 SHARES          AMOUNT
                                                      ------------          ---------------       --------------    ------------
Balance at January 1, 1999                                     --                      --               1,000,000        $   1,000

Net income                                                     --                      --                      --               --

Dividend payments                                              --                      --                      --               --
                                                       ----------           -------------             -----------        ---------

Balance at December 31, 1999                                   --                      --               1,000,000            1,000

Change in tax status from S corporation to C corporation (note 1):

Net income through change in tax status (note 1)               --                      --                      --               --

Dividend payments                                              --                      --                      --               --

Reflect change in tax status                                   --                      --                      --               --

Merger between DataVoN and DTVN (note 1):

Reverse acquisition and new capitalization of DTVN
  (note 1)                                                  7,190                       7              41,775,951           41,776

Conversion of preferred stock                              (7,190)                     (7)              7,190,000            7,190

Amortization of stock-based compensation                       --                      --                      --               --


Comprehensive loss:

  Unrealized gain on investments                               --                      --                      --               --

  Net loss since change in tax status                          --                      --                      --               --

  Total Comprehensive Loss                                     --                      --                      --               --
                                                       ----------           -------------             -----------        ---------
Balance at December 31, 2000                                   --                      --              49,965,951        $  49,966
                                                       ==========           =============             ===========        =========


                                                                              RETAINED          ACCUMULATED           TOTAL
                                                                              EARNINGS            OTHER            STOCKHOLDER'S
                                                      ADDITIONAL            ACCUMULATED        COMPREHENSIVE           EQUITY
                                                    PAID IN CAPITAL          (DEFICIT)            INCOME             (DEFICIT)
                                                    ---------------         -----------        -------------       -------------
Balance at January 1, 1999                                       --             (97,199)                  --             (96,199)

Net income                                                       --             805,947                   --             805,947

Dividend payments                                                --            (611,348)                  --            (611,348)
                                                        -----------         -----------              -------         -----------
Balance at December 31, 1999                                     --              97,400                   --              98,400

Change in tax status from S corporation to
  C corporation (note 1):                                                                                                     --

Net income through change in tax status (note 1)                 --           1,071,910                   --           1,071,910

Dividend payments                                                --          (1,375,446)                  --          (1,375,446)

Reflect change in tax status                               (206,136)            206,136                   --                  --

Merger between DataVoN and DTVN (note 1):

Reverse acquisition and new capitalization of DTVN
  (note 1)                                               27,920,917                  --                   --          27,962,700

Conversion of preferred stock                                (7,183)                 --                   --                  --

Amortization of stock-based compensation                  2,251,416                  --                   --           2,251,416

Comprehensive loss:

  Unrealized gain on investments                                 --                  --               52,293              52,293

  Net loss since change in tax status                            --          (4,057,027)                  --          (4,057,027)

  Total comprehensive loss                                       --          (4,057,027)              52,293          (4,004,734)
                                                        -----------         -----------              -------         -----------
Balance at December 31, 2000                             29,959,014          (4,057,027)              52,293          26,004,246
                                                        ===========         ===========              =======         ===========

See accompanying notes to consolidated financial statements.

                              DTVN HOLDINGS, INC.
                        (Formerly Zydeco Energy, Inc.)

                     Consolidated Statements of Cash Flows

                For the years ended December 31, 2000 and 1999

                                                                                    2000             1999
                                                                                ------------       ---------
Cash flows from operating activities:
  Net income (loss)                                                              $(2,985,117)        805,947
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation, amortization and depletion                                     3,261,826          16,072
      Amortization of stock-based compensation                                     2,251,416              --
      Deferred income taxes                                                         (836,554)         (8,222)
      Loss on disposal of asset                                                        3,011              --
      Changes in assets and liabilities:
        Accounts receivable                                                          494,611        (318,586)
        Customer deposit                                                            (360,000)             --
        Vendor deposit                                                               296,000              --
        Accounts payable and accrued liabilities and other                         1,401,878         344,571
        Unearned revenue                                                             203,876         238,306
        Other                                                                        (91,785)        (20,686)
                                                                                 -----------       ---------
             Net cash provided by operating activities                             3,639,162       1,057,402
                                                                                 -----------       ---------
Cash flows from investing activities:
  Purchase of investments                                                             (3,710)        (96,290)
  Cash acquired during merger, net of direct acquistion costs                        432,414               -
  Purchase of property and equipment                                                (478,635)        (54,367)
                                                                                 -----------       ---------
            Net cash used in investing activities                                    (49,931)       (150,657)
                                                                                 -----------       ---------
Cash flows from financing activities:
  Proceeds from notes payable to related parties                                     250,000              --
  Principal payments on notes payable to related parties                                (910)        (51,828)
  Proceeds from notes payable                                                        566,822              --
  Principal payments on notes payable                                               (514,085)             --
  Borrowings on line of credit                                                            --         174,250
  Payments on line of credit                                                              --        (174,250)
  Principal payments on obligations under capital leases                             (14,950)         (8,825)
  Payments of dividends                                                           (1,375,446)       (611,348)
                                                                                 -----------       ---------

            Net cash used in financing activities                                 (1,088,569)       (672,001)
                                                                                 -----------       ---------
Net increase in cash and cash equivalents                                          2,500,662         234,744
Cash and cash equivalents at beginning of year                                       394,740         159,996
                                                                                 -----------       ---------
Cash and cash equivalents at end of year                                         $ 2,895,402         394,740
                                                                                 ===========       =========
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest                                         $    20,822           4,045
                                                                                 ===========       =========
  Cash paid during the year for income taxes                                     $    27,180           7,259
                                                                                 ===========       =========
Non-cash investing activities:
  Capital leases for equipment                                                   $        --          92,306
                                                                                 ===========       =========
  Notes payable for equipment                                                    $   501,709              --
                                                                                 ===========       =========
  Reverse acquisition of Zydeco by DataVoN (note 1)                              $27,962,700              --
                                                                                 ===========       =========

See accompanying notes to consolidated financial statements.

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (A) MERGER AND BASIS OF FINANCIAL REPORTING

    On June 9, 2000, DataVoN, Inc. (DataVoN), formerly HR Partners, Inc., merged (the Merger) with DTVN Holdings, Inc. (DTVN), formerly Zydeco Energy, Inc. and DataVoN became a subsidiary of DTVN. Shareholders of DataVoN received shares of DTVN equal to a majority of the shares of DTVN outstanding after the transaction. Accordingly, the business combination has been accounted for as a reverse acquisition of DTVN by DataVoN using the purchase method of accounting. Accordingly, the historical financial statements of DataVoN prior to the Merger have become the financial statements of the registrant, and the results of operations of DTVN have been combined with DataVoN beginning on June 9, 2000. References to the "Company" refer to operations of DataVoN prior to the Merger and the combined operations of DataVoN and DTVN subsequent to the Merger. The purchase price totaled approximately $28 million, which is comprised of the traded market value of DTVN's outstanding common stock and the fair value of DTVN's outstanding options and warrants at the date the Merger was agreed and announced, and direct acquisition costs. A substantial portion of the purchase price was allocated to goodwill that is being amortized to expense over a five-year period.

    Under the terms of the Merger, DataVoN's shareholders received 32,623,855 shares of common stock and 7,190 shares of preferred stock of DTVN. The shares of preferred stock automatically converted into 7,190,000 common shares on December 21, 2000. Accordingly, all share and per share information has been revised to reflect the exchange ratio on a retroactive basis.

    DTVN, a Delaware corporation, is a holding company headquartered in Richardson, Texas, a suburb of Dallas, Texas. DTVN has two principal lines of business: DataVoN, an emerging carrier of toll quality voice and data communications services over private IP networks (VoIPN) and Zydeco Exploration, Inc., an oil and gas services company with proprietary 3D seismic technology.

    DTVN operates Internet Protocol Terminations in Texas, Colorado, Georgia, California, Maryland, the District of Columbia, Arizona, and Florida.

    In connection with the transaction, the following assets were acquired, liabilities assumed and common and preferred stock issued.

             Cash, net of direct acquisition costs        $    432,414
             Current assets other than cash                    151,135
             Equipment                                         312,093
             Investments                                       797,859
             Goodwill                                       26,535,398
             Current liabilities                              (266,199)
             Common and preferred stock issued             (27,962,700)

         Proforma results of operations of the Company as if the share exchange had occurred as of the beginning of the periods presented is as follows:

                                               2000             1999
                                            -----------     -----------
             Revenue                        $11,686,706     $ 8,460,838
                                            ===========     ===========
             Net loss                       $(6,948,839)    $(7,775,659)
                                            ===========     ===========
             Proforma net loss per share          ($.14)          ($.23)

    (B)  PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the financial statements of DTVN and its two wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

    (C)  CASH EQUIVALENTS AND CERTIFICATES OF DEPOSIT

    For purposes of the statements of cash flows, the Company considers all demand deposits, time deposits and other highly liquid investments with an initial maturity of less than 90 days to be cash equivalents.

    Certificates of deposit are classified as available-for-sale and are carried at fair value, which approximates cost.

    (D)  INVESTMENT SECURITIES

    Investment securities held as of December 31, 2000 include U.S. Treasury securities and corporate equity securities. The Company classifies its securities as available-for-sale.

    Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined based on specific identification basis.

    A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Dividend and interest income are recognized when earned.

    (E)  EQUIPMENT

    Equipment is recorded at cost. Maintenance and repairs are charged against income as incurred, while major replacements are capitalized. The cost and related accumulated depreciation of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in operations. Equipment under capital leases is stated at the present value of minimum lease payments.

    The Company provides depreciation on equipment using the straight-line method over the estimated useful lives of the respective assets. Equipment held under capital leases are amortized straight line over the shorter of the lease term or estimated useful life of the asset.

    (F)  GOODWILL

    Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over a five year period. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operations. The amount of goodwill impairment, if any, is measured based on projected undiscounted future operating cash flows expected to be generated by the acquired business. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. As of December 31,

    2000 the goodwill attributable to the acquisition was $26,535,398 of which $2,973,199 was amortized throughout fiscal 2000 for a net balance of $23,562,199.

    (G)  INCOME TAXES

    The Company was a Subchapter S corporation through the date of the merger. The federal income tax liability incurred as a result of the Company's earnings was the responsibility of its stockholder. Therefore, no federal income taxes were provided in the Company's financial statements as of December 31, 1999. The Company made distributions to its stockholder to pay federal income taxes owed by the stockholder related to the Company's taxable income. In June 2000, the Company changed its tax status to a C corporation for federal income tax purposes and recorded approximately $42,000 of deferred tax assets.

    Subsequent to the merger, federal and state income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

    (H)  REVENUE RECOGNITION

    The Company generally bills for its services based on capacity made available to its customers, rather than actual usage. Service based on capacity is generally billed monthly in advance. Revenue from service billed in advance is deferred and recognized as revenue when earned. Service based on actual usage is recognized as revenue when earned and is billed monthly in arrears.

    The Company may incur incremental costs to establish new connections with customers. In these situations, the Company may charge its customers a set up fee for the new connections. The Company defers these set-up fees, and incremental set-up costs, and recognizes them ratably over the initial service commitment period for the new connection, which is generally one year.

    (I) IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

    Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

    (J)  USE OF ESTIMATES

    Management of the Company has made a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

    (K)  NET INCOME (LOSS)  PER SHARE

    Basic and diluted net income (loss) per common share was determined by dividing net income (loss) by the weighted average common shares outstanding during the period. As of December 31, 2000, the Company had 49,965,951 shares issued and outstanding. Per share amounts are not reflected for 1999 due to the recapitalization of the Company as a result of the reverse acquisition in 2000.

    (L) FAIR VALUE OF FINANCIAL INSTRUMENTS

    Financial instruments consist principally of cash equivalents, certificates of deposit, accounts receivable, accounts payable and short-term notes payable. The estimated fair value of these instruments approximates their carrying value.

    (M)  CONCENTRATIONS OF CREDIT RISK

    The Company's customers are primarily well-established long distance carriers throughout the United States. Two non-affiliated customers comprised 54% and 35% of revenues during 2000, and 0% and 0% of accounts receivable at December 31, 2000. Two non-affiliated customers comprised 68% and 23% of revenues during 1999, and 36% and 57% of accounts receivable at December 31, 1999.

(2) DEPOSITS

    Deposits required prior to the provision of bandwidth capacity was $64,000 and $360,000 in 2000 and 1999, respectively.

    In 1999 the Company obtained deposits for equivalent amounts from one its customers prior to establishing new service for the bandwidth capacity. In April 2000, the vendor returned all but $64,000 of the deposit to the Company which was retained as a continuing deposit and the Company returned the $360,000 its customer.

(3) PROPERTY AND EQUIPMENT

    Property and equipment, net, consisted of the following:

                                                ESTIMATED
                                               USEFUL LIFE             2000                    1999
                                           -----------------     -----------------      -----------------
Computer equipment (note 4)                     3-5 years           $   59,985               $ 23,084
Vehicle                                          4 years                     -                 51,745
Office equipment and furniture (note            3-10 years              99,305                 34,683
 4)
Telecommunications equipment                     5 years               925,462                 56,504
Leasehold improvements                          Lease-Term              36,956                      -
Oil and gas properties                                                 285,000                      -
                                                                    ----------               --------
     Total property and equipment                                    1,406,708                166,016
Less accumulated depreciation,
 amortization and depletion                                           (269,902)               (18,171)
                                                                    ----------               --------
Property and equipment, net                                         $1,136,806               $147,845
                                                                    ==========               ========

(4) LEASES

   (A) OPERATING LEASES

       The Company leases office space from M.M. Simpson and an airplane from EDVon, Inc. The Company also leases an airplane hangar from McKinney Executive Air. Total rental expense was $80,725 in 2000 and $36,715 in 1999. Of the total rental expense, $75,265 was paid to related parties in 2000 and $35,515 was paid to related parties in 1999. All leases were entered into in the normal course of business.

       Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2000 are: 2001 - $89,460; 2002 - $91,860; 2003 - $94,260; 2004 -
       $71,200 and 2005 - $45,600. All but $19,565 of these future minimum lease payments are due to EDVon, Inc.

   (B) CAPITAL LEASES

       In 1999, the Company entered into capital leases with EDVon, Inc., M.M. Simpson and an agent of Fidelity National Title, all of which are related parties, for computers, a vehicle and office equipment that expire at various dates through 2003, except for the vehicle which was terminated on May 1, 2000. At December 31, 2000, the gross amount of equipment and related accumulated amortization recorded under capital leases were as follows:


                 Computer equipment                           $ 20,292
                 Office equipment and furniture                 20,269
                                                              --------
                                                              $ 40,561
                 Less accumulated amortization                 (16,451)
                                                              --------
                                                              $ 24,110
                                                              ========

       Amortization of assets held under capital leases of $10,818 is included with depreciation expense.

       The lease terms for the equipment under capital leases are 36 months. Future minimum lease payments, of which all is due to related parties, under capital leases as of December 31, 2000 are:


              2001                                              $13,911
              2002                                               11,311
              2003                                                1,528
                                                                -------

          Total minimum lease payments                           26,750

       Less amounts representing interest (at
         approximately 9.5%)                                      2,640
                                                                -------

          Present value of minimum capital lease
            payments                                             24,110

       Less current installments of obligations under
         capital leases                                          11,971
                                                                -------

          Obligations under capital leases,
            excluding current installments                      $12,139
                                                                =======

(5) INVESTMENT SECURITIES

    The cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale securities by major security type at December 31, 2000 were as follows:

                                                                   Gross                  Gross
                                                                unrealized             unrealized                Fair
                                              Cost             holding gains         holding losses             value
                                        --------------     ------------------     ------------------      ---------------
Available for sale:
U.S. Treasury securities                  $ 50,000               $    --                  $--                  $ 50,000
Corporate equity securities                 79,761                52,300                   --                   132,061
Certificates of deposit                    100,000                    --                   --                   100,000
                                          --------               -------                  ---                  --------
                                          $229,761               $52,300                  $                    $282,061
                                          --------               -------                  ---                  --------

    In 1999, the Company's available for sale securities consisted only of certificates of deposit whose carrying value approximate their fair market value.

(6) RELATED PARTY TRANSACTIONS

    In 2000 and 1999, the Company entered into a number of transactions in the normal course of business with related parties. These transactions include operating and capital leases with related parties (see note 4), notes payable to related parties (see note 6) and services provided by related parties (see below).

    The Company paid a related party, M.M. Simpson & Associates, P.C. (M.M. Simpson), $126,221 and $7,589 in 2000 and 1999, respectively, for legal services provided to the Company.

    The Company also paid M.M. Simpson $25,955 and $29,683 in 2000 and 1999, respectively, for payroll costs of shared employees.

(7) NOTES PAYABLE

    In March 2000, the Company entered into a note payable arrangement with a vendor for the purchase of network equipment. In October 22, 2000, the Company refinanced the equipment with a master revolving note with a bank to include future purchase of equipment. Interest is payable monthly, with outstanding principal on May 22, 2001 converting into an installment loan. The total amount available under the master note is $802,436, of which $298,869 was borrowed as of December 31, 2000. The interest rate is the bank's prime rate plus .5% (9% at December 31, 2000). This note payable is guaranteed by the majority stockholder of the Company and by the stockholder's spouse.

    On May 1, 2000, the Company entered into a Security Agreement and note payable from a related party for $250,000. The note bears interest at 9% per annum. The note is due on demand but no later than July 15, 2001. As of December 31, 2000, the balance was $249,090. The note is secured by substantially all assets of the Company.

    On June 21, 2000, the Company entered in a Loan and Security agreement with a bank that provides access to a $500,000 revolving credit facility. The line of credit is secured by a lien on all trade receivables. Interest accrues daily on the unpaid principal of the facility at an annual rate equal to the prime rate, as defined in the Loan and Security Agreement, plus .5%. As of December 31, 2000, no borrowings had been made under the Loan and Security Agreement.

    On November 5, 2000, the Company entered into a Variable Rate Installment agreement with a bank for $267,953. The note bears interest at prime plus 1% per annum and is secured by equipment and the personal guarantee of the majority stockholder. The note is due November 5, 2003. As of December 31, 2000, the balance was $255,577.

    Total interest expense incurred to related parties (see notes 4 and 7) under notes payable and capital leases amounted to $17,898 and $3,757 in 2000 and 1999, respectively.

    The aggregate maturities of lines of credit and notes payable by year are as follows:

          Fiscal Year
          ----------------------------------------
              2001                                               $460,125
              2002                                                246,127
              2003                                                 97,284
                                                                 --------
          Total                                                   803,536
                                                                 --------

          Current installments                                    460,125
                                                                 --------

          Long-term notes payable, excluding
           current installments                                  $343,411
                                                                 --------


(8) INCOME TAXES

    On June 9, 2000, the Company converted from an S corporation to a C corporation and, thus, became subject to the U.S. corporate federal income tax. Prior to this time, the Company was treated as a pass-through entity under Sub-chapter S of the Internal Revenue Code.

    The Texas franchise tax is equal to the greater of (1) 0.25% of the corporation's net taxable capital and (2) 4.5% of the corporation's net taxable earned surplus. Net taxable earned surplus is based on federal taxable income, subject to certain adjustments. The total computed Texas franchise tax is an income tax to the extent that the tax exceeds the capital-based tax in a given year.

    Income tax (benefit)/expense for the years ended December 31, 2000 and 1999 differed from the amount computed by applying the U.S. federal income tax rate of 34% to profit/(loss) before taxes as a result of the following:

                                                              2000                   1999
                                                       -----------------      -----------------
Computed "expected" tax expense                           $(1,297,637)            $ 286,723
State income tax expense, net of federal benefit              (62,143)               37,197
Amortization of goodwill                                    1,010,896                     0
Benefit of Subchapter S-election                             (453,606)             (286,723)
Conversion from Subchapter S to C                             (41,878)                    0
Benefit of lower tax bracket                                  (19,626)                    0
Other                                                          27,440                   159
                                                          -----------             ---------
Total income tax expense (benefit)                        $  (836,554)            $  37,356
                                                          ===========             =========

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities, related substantially to federal income taxes, at December 31, 2000 and December 31, 1999 include:

                                                              2000                   1999
                                                       -----------------      -----------------
Accrual to cash adjustment under Section 481(a)            $ 60,848                $18,621
Allowance for doubtful accounts                               9,144                      -
Non-qualified tock compensation                             832,348                      -
Plant and equipment, principally due to
 Differences in depreciation                                (39,101)                (1,674)
                                                           --------                -------
Net deferred tax asset                                     $863,239                $16,947
                                                           ========                =======

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income of approximately $2.4 million during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at December 31, 2000. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

(9)  SEGMENT INFORMATION

     SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and assess performance.

     The Company's chief operating decision-maker, as defined under SFAS No. 131, is the chief executive officer. As a result of the Merger, the Company is now organized along two lines of business, telecommunications services and oil and gas exploration and production. Telecommunications services provides internet protocol bandwidth capacity to a number of major domestic and international carriers and IP providers desiring to employ the benefits of Voice over Internet Protocol (VoIP) technology and networking. Oil and gas exploration and production consists of Zydeco Exploration, Inc. (Zydeco) and it has been engaged in the exploration of oil and gas utilizing advanced three-dimensional seismic and computer-aided exploration techniques. Because of market conditions, Zydeco's operations were curtailed prior to the Merger and it had focused its efforts on (1) conserving cash resources; (2) concentrating on marketing salable assets; and (3) seeking alternate sources of capital for possible drilling participation and general working capital, including potential business combinations outside of the oil and gas industry. The Company is considering its alternatives with respect to the operations of Zydeco. Zydeco's revenues and net loss for the period from the Merger date to December 31, 2000 are insignificant and Zydeco's total assets were $2,331,777 at December 31, 2000.

(10) STOCK OPTION PLANS

     In March 2000, DataVoN adopted a stock option plan (the Plan) which was assumed by the Company under the terms of the Merger. Under the Plan, the Company may grant to officers, directors, consultants and key employees options to purchase shares of the Company's common stock for an exercise price of not less than 85% of the fair value of the common stock at the date of grant.

     In December, 2000, the Company adopted a stock option and restricted stock plan pursuant to which the Company's Board of Directors may grant shares of the Company's common stock that are subject to certain terms and restrictions and options to purchase shares of the Company's common stock to officers, directors, consultants and key employees. Stock options are granted with an exercise price equal to the fair market value of the common stock at the date of the grant.

     As of December 31, 2000, there were 5,817,500 shares available for grant under the two incentive compensation programs. The per share weighted-average fair value of stock options granted during 2000 was $598,870 using the Black-Shoals option pricing model with the following assumptions: dividend yield-0%, expected volatility-20% and risk-free interest rate-5% and an expected option term of ten years.

     Stock option transactions during 1999 and 2000 were as follows:

                                                    Weighted
                                                    Average
                                        Number      Exercise
                                      Of Options     Price
                                      -----------   --------
   Outstanding December 31, 1999               0
   Exercised                                   0
   Granted                             4,254,959        $.61
   Forfeited                            (550,030)       $.49
                                       ---------        ----

   Outstanding December 31, 2000       3,704,929        $.63
                                       =========        ====

   The following table summarizes certain information about the Company's stock options at December 31, 2000:

                              Options Outstanding
                              -------------------

Range of Average      Number of    Weighted Average Remaining    Weighted Exercise
Exercise Prices        Options    Contractual Life Outstanding         Price
-------------------   ---------   ----------------------------   -----------------
   $.00 - $.50        2,122,429               9.28                     $.48
   $.51 - $1.50       1,582,500               9.98                     $.81

   No options were exercisable as of December 31, 2000.

   The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for the program. If compensation cost for the Company's program had been determined consistent with SFAS 123, the Company's net loss and loss per share on a pro forma basis for 2000 would have been as follows:


   Year Ended December 31,                     2000

   Net Loss
      As reported                       ($2,985,117)
      Pro forma                         ($3,583,987)
   Basic and diluted loss per share
      As reported                            ($0.06)
   Pro forma                                 ($0.05)

   There was no SFAS 123 impact for the year ended December 31, 1999.

(11) CONTINGENCIES

     In a complaint filed on December 9, 1999 in the District Court of Tarrant County in the State of Texas (the "Court"), Teton Enterprises brought suit against DataVoN and Hugh D. Simpson. The complaint alleges that DataVoN owes the plaintiff, a former sales person doing business under a corporate name, certain commissions pursuant to a contract entered into between the parties. DataVoN has countersued the plaintiff for amounts owed by the plaintiff to DataVoN. The litigation was set for trial in July of 2001, but was recently taken off that trial setting until further notice from the Court. The Court has informed all parties to the litigation that the new setting may be either in August or September, 2001. Extensive discovery has been exchanged by both parties and summary judgements are pending before the Court, which are scheduled to be heard on April 3, 2001. No determination of the outcome is possible at this time. The plaintiff alleges maximum economic damages in the amount of approximately $4.0 million, which is contradictory to the disclosures made by plaintiff regarding calculation of economic damages pled. DataVon alleges in its counterclaim, among other claims pled, that the plaintiff owes DataVon in excess of $200,000, which DataVon disclosures clearly confirm such calculation of economic damages pled. Management of DataVoN can make no assurances as to the outcome of such litigation or the effects it will have on the business of DataVoN or its financial condition; however, DataVon is confident that a ruling on the pending summary judgment motions will more clearly define any disputes between the parties. The defendants will continue to defend the action vigorously.

     In February 2001, Cheniere Energy, Inc. submitted an issue to the American Arbitration Association. The issue does not appear to have been previously arbitrated and to be covered by the exploration agreement between the Company and Cheniere Energy, Inc. which expires in May 2001. The arbitration is in its very early stages, and no determination of the outcome, or if such arbitration is appropriate under the exploration agreement, is possible at this time.

(12) PURCHASED TECHNOLOGY

     Other assets include 3D seismic imaging technology that is being amortized over 16 years. The balance at December 31, 2000 of $635,508 is net of amortization of $32,586.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     In December, 1999, the Company decided to replace Arthur Andersen LLP ("Andersen") as its independent accountants to audit its financial statements for economic reasons. Andersen's reports on the Company's financial statements for the fiscal year ended 1999 and 1998 did not contain any adverse opinion or disclaimer of opinion; however, the report included in the 1998 Form 10-K was modified to disclose uncertainties regarding the Company's ability to continue as a growing concern. The decision to change accountants was approved by the Company's Board of Directors on December 31, 1999. During the Company's fiscal years ended 1999 and 1998 and any subsequent interim period foreseeing the change in accountants, there were no disagreements with Andersen on any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure. The decision to change accountants was based on comparative costs of the audit services provided by Andersen and its replacement, the firm of Hein + Associates LLP ("Hein"). The Company requested that Andersen furnish it with a letter addressed to the U.S. Securities and Exchange Commission (the "SEC") stating whether it agrees with the above statements. A copy of that letter was filed with the SEC.

     The Company engaged Hein to serve as the Company's independent accountants as of January 21, 2000. At the time of its engagement, Hein had not been consulted during the fiscal years ended 1999 or 1998 or any subsequent interim period on any matters relating to accounting principals or a specific transaction, either completed or proposed.

     Effective August 4, 2000, the Company dismissed Hein as the Company's independent accountants. None of the reports of Hein on the financial statements during the past fiscal year contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principals. During the Company's engagement of Hein, there were no disagreements with Hein on any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Hein's satisfaction would have caused Hein to make reference to the subject matter of the disagreement in connection with this report. The Company requested that Hein furnish a letter addressed to the SEC stating whether it agrees with the above statements. A copy of that letter was filed with the SEC.

     On August 4, 2000, the Company engaged KPMG LLP ("KPMG"), to serve as the Company's independent accountant in future periods. Prior to August 4, 2000, KPMG had served as the independent auditor for DataVoN. Except for consultation with matters related to DataVoN, during the Company's fiscal years ended 1999 and 1998 and the subsequent interim preceding this engagement of KPMG, neither the Company nor anyone on its behalf has consulted with KPMG regarding the application or accounting principals to a specific or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements, and no written or oral advice was provided to the Company that was a fact of considered by the Company in reaching the decision as to any accounting, auditing, or financial reporting issue.

     The Company's release of Hein and engagement of KPMG was approved and ratified by the Company's Board of Directors.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

       The information required by this item will be contained under the caption "Election of Directors" in the Company's Proxy Statement to be distributed in connection with its 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

     The information required by this item will be contained under the caption "Executive Compensation" in the Company's Proxy Statement to be distributed in connection with its 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item will be contained under the caption "Stock Ownership " in the Company's Proxy Statement to be distributed in connection with its 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item will be contained under the caption "Certain Relationships" in the Company's Proxy Statement to be distributed in connection with its 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     EXHIBIT NO.                                       DESCRIPTION
     -----------                                       -----------
         3.1            Certificate of Incorporation and Certificates of Amendment thereto
                        (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

         3.2            Certificate of Amendment to Certificate of Incorporation, dated December
                        21, 2000 (incorporated by reference to Form 8-K (File No. 0-22076) filed with the SEC on December 21, 2000).


         3.3            Amended and Restated Bylaws (incorporated by reference to the Company's
                        Quarterly Report on Form 10-QSB for the quarterly period ended September
                        30, 2000).

         3.4            Certificate of Designations of Series A Convertible Preferred Stock of
                        the Company (incorporated by reference to Form 8-K (File No. 0-22076)
                        filed with the SEC on June 19, 2000).

        10.1            Form of Warrant Agreement by and among Zydeco Energy, Inc. and Brean
                        Murray & Co., Inc. (incorporated by reference to Registration Statement on Form S-1 (Reg. No. 333-27679)).

        10.2            Agreement and Plan of Merger among Zydeco Energy, Inc., DVN Acquisition
                        Corporation, and DataVoN Inc. dated as of May 23, 2000 (incorporated by reference to Form 8-K (File No. 0-22076) filed with the SEC on May 24,
                        2000).

        10.3            2000 Stock Option Plan (formerly known as DataVoN Inc. 2000 Stock Option
                        Plan) (incorporated by reference to Registration Statement on Form S-8
                        (Reg. No. 333-41492) filed with the SEC on July 14, 2000).

        10.4            2000 Stock Option and Restricted Stock Plan (incorporated by reference to Registration Statement on Form S-8 (Reg. No. 333-53348) filed with the SEC on January 8, 2001).

        16.1            Letters on Change in Certifying Accountant (incorporated by reference to
                        Form 8-K (File No. 0-22076) filed with the SEC on February 2, 2000 and
                        August 8, 2000).

       21.1*            Subsidiaries of the Company.

       23.1*            Consent of KPMG LLP.

          * Filed herewith.

(b) REPORTS ON FORM 8-K

         On October 10, 2000, the Company filed a Report on Form 8-K pursuant to Item 5 disclosing the appointment of additional members of its Board of Directors.

         On December 22, 2000, the Company filed a Report on Form 8-K pursuant to Item 5 disclosing stockholder approval of amendments to the Company's Certificate of Incorporation to change the name of the Company and increase the number of authorized shares of the Common Stock and the adoption and stock approval of the Company's 2000 Stock Option and Restricted Stock Plan. Such Report on Form 8-K also disclosed the automatic conversion of the outstanding shares of Series A Preferred Stock into shares of Common Stock as a result of the amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock.

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               By  /s/ Hugh D. Simpson
                                   -------------------
                                   Hugh D. Simpson
                                   President and Chief Executive Officer
                                   Date:  March 26, 2001

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                  Title                         Date
---------                                  -----                         ----

/s/ Hugh D. Simpson       President, Chief Executive Officer,        March 26, 2001
------------------------  and Chairman of the Board
Hugh D. Simpson           (Principal Executive Officer)

/s/ Marcia C. Kennedy     Chief Financial Officer and Director       March 26, 2001
------------------------  (Principal Accounting Officer)
Marcia C. Kennedy


------------------------  Director
Amar Budarapu


/s/ Robert E. Conn        Director                                   March 26, 2001
------------------------
Robert E. Conn


/s/ David G. Olson        Director                                   March 26, 2001
------------------------
David G. Olson


/s/ G. Edward Powell      Director                                   March 26, 2001
------------------------
G. Edward Powell

                          Director
------------------------
Robert A. Veschi

                                 EXHIBIT INDEX

     EXHIBIT NO.                                         DESCRIPTION
     -----------                                         -----------
         3.1             Certificate of Incorporation and Certificates of Amendment thereto
                         (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

         3.2             Certificate of Amendment to Certificate of Incorporation, dated December
                         21, 2000 (incorporated by reference to Form 8-K (File No. 0-22076) filed with the SEC on December 21, 2000).

         3.3             Amended and Restated Bylaws (incorporated by reference to the Company's
                         Quarterly Report on Form 10-QSB for the quarterly period ended September
                         30, 2000).

         3.4             Certificate of Designations of Series A Convertible Preferred Stock of the
                         Company (incorporated by reference to Form 8-K (File No. 0-22076) filed with the SEC on June 19, 2000).

        10.1             Form of Warrant Agreement by and among Zydeco Energy, Inc. and Brean Murray
                         & Co., Inc. (incorporated by reference to Registration Statement on Form
                         S-1 (Reg. No. 333-27679)).

        10.2             Agreement and Plan of Merger among Zydeco Energy, Inc., DVN Acquisition
                         Corporation, and DataVoN Inc. dated as of May 23, 2000 (incorporated by reference to Form 8-K (File No. 0-22076) filed with the SEC on May 24,
                         2000).

        10.3             2000 Stock Option Plan (formerly known as DataVoN Inc. 2000 Stock Option
                         Plan) (incorporated by reference to Registration Statement on Form S-8
                         (Reg. No. 333-41492) filed with the SEC on July 14, 2000).

        10.4             2000 Stock Option and Restricted Stock Plan (incorporated by reference to
                         Registration Statement on Form S-8 (Reg. No. 333-53348) filed with the SEC on January 8, 2001).

        16.1             Letters on Change in Certifying Accountant (incorporated by reference to
                         Form 8-K (File No. 0-22076) filed with the SEC on February 2, 2000 and
                         August 8, 2000).

       21.1*             Subsidiaries of the Company.

       23.1*             Consent of KPMG LLP.

     * Filed herewith.