Form 10KSB/A
period 2000-12-31
DTVN HOLDINGS INC
filed 2001-04-30
CIK 908246

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                FORM 10-KSB/A-1

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

                    Common Stock, $.001 par value per share

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [ ] No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

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

     Transitional Small Business Disclosure Format
     Yes [ ]   No [X]

                               TABLE OF CONTENTS


ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT...........   1
ITEM 10   EXECUTIVE COMPENSATION........................................   3
ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT   5
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................   7

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The following table sets forth the names, ages, and positions of the executive officers and directors of DTVN Holdings, Inc. (the "Company").

NAME                       AGE                        POSITION
----                       ---                        --------
Hugh D. Simpson            42        President, Chief Executive Officer, and
                                     Chairman of the Board
James S. Holden            47        Chief Operating Officer
Marcia C. Kennedy          49        Chief Financial Officer and Director
Amar Budarapu              34        Director
Robert E. Conn             74        Director
David G. Olson             48        Director
G. Edward Powell           64        Director
Robert A. Veschi           39        Director

     Mr. Simpson founded DataVoN Inc., a Texas corporation ("DataVon"), in 1997 and has served as its Chief Executive Officer, President and majority shareholder since June 2000. On June 9, 2000, DataVon became a wholly-owned subsidiary of the Company pursuant to the merger of DVN Acquisition Corporation, a wholly-owned subsidiary of the Company, with and into DataVon, with DataVon continuing as the surviving corporation. Upon consummation of the merger, Mr. Simpson assumed the role of Chief Executive Officer, President, and a director of the Company. In 1991, Mr. Simpson founded Travel Com 800 Inc., a communications company serving military personnel for their calling card and wireless needs, where he worked until 1996 when Mr. Simpson sold the communications segment to one equity partner, and the wireless communications segment to another equity partner. Mr. Simpson's United States Marine Corp Reserve Unit was activated for duty in Operation Desert Shield and Storm in 1990, where he served until July 1991. Mr. Simpson was promoted to the rank of Lieutenant Colonel before joining the inactive roles in June 1999. From 1988 to 1990, Mr. Simpson was employed by International Telecharge, Inc. as a National Product Manager.

     Mr. Holden has served as Chief Operating Officer of the Company since September 2000. Prior to joining the Company, Mr. Holden was the Director of Access Planning for CapRock Communications Corp., where he was responsible for all domestic and international off-net facilities purchases, negotiating interconnects and rates, forecasting overbuilds and monitoring entrance facility usage. Mr. Holden was with CapRock Communications Corp. from October 1999 to September 2000. From August 1979 to January 1999, Mr. Holden was with MCI Telecommunications, serving in a broad range of management positions, concluding his services as Senior Manager, Financial Operations, responsible for the day-to-day business relationship between MCI WorldCom and GTE.

     Ms. Kennedy has served as Chief Financial Officer and a director of the Company since October 2000. Ms. Kennedy is also Chairman and Chief Executive Officer of Kenneco, Inc., a holding company with investments in technology companies. From 1998 to 1999, Ms. Kennedy was the Chairman, President, and Founder of Asset Growth Corporation, an acquisition enterprise formed in 1998 to acquire Internet companies providing brand name products and services to individual investors. The company was bought by Data Transmission Network Corporation following the successful completion of the company's initial acquisition. Ms. Kennedy served as Vice President for an online division of Reuters America in 1997, and as manager of the broker unit at Telescan, Inc. from 1993 to 1997, where she was responsible for contract negotiations with such brokerage firms as Charles Schwab & Co., Fidelity Investments, Quick & Reilly and AmeriTrade. From 1987 to 1991, Ms. Kennedy served as a senior manager at Pricewaterhouse, and from 1976 to 1981, she served as a senior manager at Arthur Andersen & Co.

     Mr. Budarapu has served as a director of the Company since October 2000. Since August 2000, Mr. Budarapu has served as a Director, General Counsel and Senior Vice President of CKX, Inc., a talent management company. From July 1993 to July 2000, Mr. Budarapu practiced law with Baker & McKenzie as a partner and member of the firm's Securities, Mergers and Acquisitions and Global Securities Practice Groups. He also served as Managing Partner of the Houston office and as the Chairman of the Securities Practice Group. The primary areas of Mr. Budarapu's legal practice are securities and merger and acquisition law.

     Mr. Conn has served as a director of the Company since October 2000. Mr. Conn retired as Senior Counsel, specializing in telecommunications, mergers, and acquisitions, from the Washington, D.C. law firm of Shaw Pittman. Prior to joining this law firm, Mr. Conn served as Vice President, Regulatory Law, with MCI Communications from 1982 to 1984. From 1963 to 1982, Mr. Conn served as Chief Legal Officer of Western Union International, Inc. ("WUI") and also as its Executive Vice President in 1982, before its acquisition in 1982 by MCI Communications. At varying periods between 1982 and 1988, Mr. Conn served on the Boards of Directors of: WUI; WorldCom, Inc.; Houston International Teleport, Inc.; Satellite Transmission & Reception Specialists, Inc.; and Pointe Communications Corporation, formerly Charter Communications, Inc. and now Telescape International, Inc.

     Mr. Olson has served as a director of the Company since October 2000. Mr. Olson retired from Charter Communications International, Inc. (predecessor of Pointe Communications Corporation) in 1998, where he served as a director and held the positions of Chairman, President, Chief Executive Officer and Chief Operating Officer during various points in his tenure with the Company, beginning in 1994. Charter Communications International, Inc., now Telescape Communications, is a provider of local, long distance, Internet, and other communications services primarily in the United States to Central and South America. From 1991 to 1992, Mr. Olson served as Chief Executive Officer of WorldCom, Inc., which was acquired by IDB Communications Group, Inc. in 1992. Mr. Olson served as a consultant to IDB from 1993 to 1994. Mr. Olson was also the founder, Chairman, Chief Executive Officer, and President of Satellite Transmission and Reception Specialists, and the founder, Chairman, Chief Executive Officer, and Chief Operating Officer of Houston International Teleport, Inc., global providers of voice, video and data services.

     Mr. Powell has served as a director of the Company since December 2000. Mr. Powell is presently an investor, officer and/or director with several emerging and middle market businesses, primarily in the technology sector. Previously, Mr. Powell had a 35-year tenure with Price Waterhouse & Co., now PricewaterhouseCoopers, LLP, where he served a wide variety of publicly and privately owned business enterprises in a broad range of industries. In 1982, Mr. Powell was appointed Managing Partner of the Houston office and retained that position until his retirement in 1994.

     Mr. Veschi has served as a director of the Company since October 2000. Mr. Veschi is currently the President, Chief Executive Officer, and director of zeroplus.com, Inc., a global provider of Internet telephony services, where he has served in such capacity since February 2000. Mr. Veschi founded e-Net, Inc. (the predecessor of zeroplus.com), a provider of telecommunications products and patented voice over internet protocol solutions, in 1995. From 1990 to 1994, Mr. Veschi was Group President of I-Net, Inc.'s Advanced Technology division, where he was responsible for the design, construction, operation, and maintenance of software and hardware management systems for their telecommunications network.

               COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors and persons who beneficially own more than 10% of the Company's common stock to file reports of their beneficial ownership and changes in ownership--Forms 3, 4 and 5, and any amendment thereto- -with the Securities and Exchange Commission. Executive officers, directors, and greater-than-ten percent holders are required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company and any written representations from the executive officers and directors, the Company believes that all Section 16(a) filing requirements applicable to its executive officers, directors and greater-than-ten percent holders have been complied with, except for: (i) one Form 3 filed late by James S. Holden, the Chief Operating Officer of the Company, (ii) one Form 3 filed late by Marcia C. Kennedy, the Chief Financial Officer and Director of the Company, (iii) one Form 3 filed late by Robert E. Conn, a Director of the Company, (iv) one Form 3 filed late by David G. Olson, a Director of the Company, and (v) one Form 3 filed late by Robert A. Veschi, a Director of the Company. The delinquent Form 3's have all been filed.


ITEM 10.  EXECUTIVE COMPENSATION

       The following summary compensation table sets forth summary information as to compensation received by the Company's Chief Executive Officer for services rendered to the Company and its subsidiaries for the years ended December 31, 2000, 1999, and 1998. None of the other persons who were serving as executive officers of the Company as of December 31, 2000 received total annual compensation in excess of $100,000.

                           SUMMARY COMPENSATION TABLE
                           --------------------------

                                        ANNUAL COMPENSATION                               LONG-TERM COMPENSATION
                                 -------------------------------     -------------------------------------------------------------
                                                                                   AWARDS                         PAYOUTS
                                                                     --------------------------------    -------------------------
                                                                        RESTRICTED      SECURITIES         LTIP
   NAME AND                                          OTHER ANNUAL      STOCK AWARDS     UNDERLYING        PAYOUTS      ALL OTHER
 POSITIONS(S)             YEAR   SALARY  BONUS ($)  COMPENSATION ($)       ($)        OPTIONS/SARs (#)      ($)     COMPENSATION ($)
-------------             ----  -------  --------   -------------    -------------   ----------------    -------    ----------------
Hugh D. Simpson(1)        2000  $201,935    $3,000         --                 --                 --            --             --
 Chief Executive          1999  $200,000        --         --                 --                 --            --             --
 Officer, President       1998  $167,000        --         --                 --                 --            --             --
 and Chairman of
 the Board

(1) Mr. Simpson was appointed as the Company's Chief Executive Officer, President, Secretary, Chairman of the Board of Directors, and as a director, effective as of June 9, 2000, the closing date of the merger of DVN Acquisition Corporation and DataVon. Mr. Sam B. Myers, Jr. served in these capacities for the Company prior to the merger and resigned from these positions, effective as of June 9, 2000. Mr. Myers earned $125,000, $150,588, and $150,000 in salary from his positions with the Company for the fiscal years ended December 31, 2000, 1999, and 1998, respectively.

     The compensation figures provided above for Mr. Simpson reflect compensation earned from his positions with DataVon for each of the fiscal years ended December 31, 2000, 1999, and 1998.


                             DIRECTOR COMPENSATION

     Directors who are also employees of the Company receive no compensation for serving on the Board of Directors. With respect to Directors who are not employees of the Company, the

Company reimburses such non-employee directors for all travel and other expenses incurred in connection with attending Board of Directors and committee meetings. Effective December 21, 2000, each non-employee director of the Company shall receive on such date or on the date of his or her appointment to the Board of Directors, whichever occurs later, a one-time grant of stock options to purchase 100,000 shares of Common Stock under the Company's 2000 Stock Option and Restricted Stock Plan. Unless otherwise provided in the applicable stock option agreement, the options will become exercisable as to one-twelfth of the shares of Common Stock subject to the options at the end of each full calendar quarter following the grant of the options, beginning with the end of the first calendar year following the date of the grant of the options, and will have an exercise price per share equal to the fair market value of the stock on the date of the grant.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following table sets forth certain information as of April 23, 2001, with respect to the beneficial ownership of common stock by: (i) each director and nominee for election to the Board of Directors; (ii) each executive officer;
(iii) all of the directors and executive officers as a group; and (iv) to the best of the Company's knowledge, each person who is a beneficial owner of more than 5% of the outstanding shares of common stock. The information has been determined in accordance with Rule 13d-3 promulgated under the Exchange Act based upon information furnished by the persons listed or contained in filings made by them with the SEC. Except as provided in the table below, the stockholders listed in the table below have sole voting and investment power with respect to their shares. Unless otherwise indicated, the business address of each of the persons listed below is c/o DataVoN Inc., 635 West Campbell Road, Suite 130, Richardson, Texas 75080.


                                        Number of Shares of                Percent
Name or Identity of Group         Common Stock Beneficially Owned        of Class(1)
-------------------------         -------------------------------        -----------
Hugh D. Simpson                              38,738,877                      68.3%
James S. Holden                                       0(2)                     --
Marcia C. Kennedy                                37,750(3)                      *
Amar Budarapu                                    47,337(4)                      *
Robert E. Conn                                   16,667(5)                      *
David G. Olson                                   66,667(6)                      *
Robert A. Veschi                                 16,667(7)                      *
G. Edward Powell                                  8,334(8)                      *
Rodney Jones                                          0(9)                     --
Michael G. Donohoe                                    0(10)                    --
All Directors and Executive
 Officers as a Group                         38,932,299(11)                  68.5%

--------------------
*    Less than 1%
(1) Based on 56,715,726 shares of Common Stock issued and outstanding as of April 23, 2001.
(2) Does not include options to purchase 900,000 shares of Common Stock held by Mr. Holden, which are not exercisable within 60 days of April 23, 2001.
(3) Includes 22,500 shares of Common Stock owned by Kenneco, Inc., a corporation whose shares are owned 100% by a trust of which (a) Ms. Kennedy serves as trustee and (b) certain beneficiaries of the trust are part of Ms. Kennedy's immediate family (as defined in Section 16 of the Exchange
     Act). Does not include options to purchase 900,000 shares of Common Stock held by Ms. Kennedy, which are not exercisable within 60 days of April 23, 2001.
(4) Represents options to purchase 47,337 shares of Common Stock held by Mr. Budarapu, which are exercisable within 60 days of April 23, 2001. Does not include options to purchase 144,673 shares of Common Stock held by Mr. Budarapu, which are not exercisable within 60 days of April 23, 2001.
(5) Represents options to purchase 16,667 shares of Common Stock held by Mr. Conn, which are exercisable within 60 days of April 23, 2001. Does not include options to purchase 83,333 shares of Common Stock held by Mr. Conn, which are not exercisable within 60 days of April 23, 2001.
(6) Represents options to purchase 66,667 shares of Common Stock held by Mr. Olson, which are exercisable within 60 days of April 23, 2001. Does not include options to purchase 83,333 shares of Common Stock held by Mr. Olson, which are not exercisable within 60 days of April 23, 2001.
(7) Represents options to purchase 16,667 shares of Common Stock held by Mr. Veschi, which are exercisable within 60 days of April 23, 2001. Does not include options to purchase 83,333 shares of Common Stock held by Mr. Veschi, which are not exercisable within 60 days of April 23, 2001.
(8) Represents options to purchase 8,334 shares of Common Stock held by Mr. Powell, which are exercisable within 60 days of April 23, 2001. Does not include options to purchase 91,666 shares of Common Stock held by Mr. Powell, which are not exercisable within 60 days of April 23, 2001.
(9) Does not include options to purchase 700,000 shares of Common Stock held by Mr. Jones, which are not exercisable within 60 days of April 23, 2001.
(10) Does not include options to purchase 700,000 shares of Common Stock held by Mr. Donohoe, which are not exercisable within 60 days of April 23, 2001.
(11) Includes 22,500 shares of common stock owned by Kenneco, Inc. as more specifically described in footnote (3) above and 155,672 shares of common stock which are issuable upon the exercise of options which are exercisable within 60 days of April 23, 2001. Does not include options to purchase 3,686,338 shares of common stock which are not exercisable within 60 days of April 23, 2001.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In 1999, the Company entered into capital leases with EDVon, Inc., M.M. Simpson & Associates, P.C., and an agent of Fidelity National Title, all of which are related parties, for computers, a vehicle and office equipment that expire at various dates through 2003, except for the vehicle which was terminated on May 1, 2000. At December 31, 2000, the gross amount of equipment and related accumulated amortization recorded under capital leases was $16,451. The lease terms for the equipment under capital leases are 36 months.

     The Company paid M.M. Simpson & Associates, P.C. $126,221 and $7,589 in the fiscal years ended December 31, 2000 and 1999, respectively, for legal services provided to the Company.

     The Company also paid M.M. Simpson & Associates, P.C. $25,955 and $29,683 in the fiscal years ended December 31, 2000 and 1999, respectively, for payroll costs of shared employees.

     Amar Budarapu, a director of the Company, was a partner in the law firm of Baker & McKenzie until July 31, 2000. During the time Mr. Budarapu was associated with Baker & McKenzie, he was compensated, in part, based on legal fees paid by his clients. Through June 9, 2000, DataVon incurred and paid Baker & McKenzie approximately $160,911 for legal services. From June 10, 2000 to July 31, 2000, the date that Mr. Budarapu ceased to be employed by Baker & McKenzie, the Company incurred and paid Baker & McKenzie approximately $39,566 for legal services.

     The Company and DataVon believe that these arrangements were as fair to them as any that could have been obtained from an unrelated party on an arms-length basis.

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     DTVN HOLDINGS, INC.


                                     By     /s/ Hugh D. Simpson
                                        --------------------------------
                                         Hugh D. Simpson
                                         President and Chief Executive Officer
                                         Date:  April 30, 2001