Form 10QSB
period 2001-03-31
DTVN HOLDINGS INC
filed 2001-05-17
CIK 908246

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

         (Mark One)

             [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001

             [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
                                THE EXCHANGE ACT
               For the transition period from _______ to _______

                       COMMISSION FILE NUMBER:   0-22076

                              DTVN HOLDINGS, INC.
       (Exact Name of Small Business Issuer as Specified in Its Charter)

                                    DELAWARE
         (State or Other Jurisdiction of Incorporation or Organization)

                                   76-0404904
                      (I.R.S. Employer Identification No.)

                       635 WEST CAMPBELL ROAD, SUITE 130
                            RICHARDSON, TEXAS  75080
                    (Address of Principal Executive Offices)

                                 (972) 783-0284
                (Issuer's Telephone Number, Including Area Code)


   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes [X]     No [ ]

     As of May 9, 2001 there were 56,715,726 shares of DTVN Holdings, Inc. Common Stock, $.001 par value, issued and outstanding.

     Transitional Small Business Disclosure Format (check one):

          Yes [ ]     No [X]

                                  FORM 10-QSB

                               TABLE OF CONTENTS

                                                                                                                    Page
                                                                                                                   Number
                                                                                                                   ------
PART I.  Financial Information
         Item 1.    Consolidated Financial Statements
                    Consolidated Balance Sheets..........................................................              3
                    Consolidated Statements of Operations and Comprehensive Loss.........................              4
                    Consolidated Statements of Cash Flows................................................              5
                    Notes to Consolidated Financial Statements...........................................              6
         Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations             10
PART II. Other Information
         Item 1.    Legal Proceedings....................................................................             15
         Item 6.    Exhibits and Reports on Form 8-K.....................................................             16

                                    PART I
                             FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements.

                     DTVN HOLDINGS, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                         MARCH 31,
                                           2001            DECEMBER 31,
                                        (UNAUDITED)            2000
                                        -----------        ------------
      ASSETS

Current assets:
   Cash and cash equivalents            $ 1,804,331         $ 2,895,402
   Certificates of deposit                   32,518             100,000
   Accounts receivable                    1,093,333             278,059
   Vendor deposit                            64,000              64,000
   Deferred tax asset                       894,548             902,339
   Other current assets                     270,651             121,674
                                        -----------         -----------
     Total current assets                 4,159,381           4,361,474

Property and equipment, net               1,205,537           1,136,806
Goodwill, net                            22,231,930          23,562,199
Investments                                 192,413             182,061
Other assets                                499,801                  --
Purchased technology                        619,215             635,508
                                        -----------         -----------
                                        $28,908,277         $29,878,048
                                        ===========         ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Note payable to related party        $   146,177         $   249,090
   Current portion of notes payable         226,760             211,035
   Accounts payable                       1,258,207           1,314,688
   Unearned revenue                         707,758             697,758
   Accrued liabilities and other          1,454,269             994,609
   Current installments of obligations
    under capital leases                      4,971              11,971
                                        -----------         -----------
     Total current liabilities            3,798,142           3,479,151

Deferred income taxes                        39,101              39,101
Notes payable less current portion          305,278             343,411
Obligations under capital leases,
 excluding current installments               5,317              12,139
                                        -----------         -----------
     Total liabilities                  $ 4,147,838         $ 3,873,802

Stockholders' equity:
   Common stock, $.001 par value,
    150,000,000 shares authorized, and
    49,965,951 issued and outstanding
    at March 31, 2001 and 49,965,951
    issued and outstanding at
    December 31, 2000                        49,966              49,966
   Additional paid in capital            30,002,632          29,959,014
   Accumulated deficit                   (5,354,811)         (4,057,027)

   Accumulated other comprehensive
    income                                   62,652              52,293
                                        -----------          ----------
     Contingencies (note 5)

     Total stockholders' equity          24,760,439          26,004,246
                                        -----------         -----------
                                        $28,908,277         $29,878,048
                                        ===========         ===========

See accompanying notes to consolidated financial statements.

                     DTVN HOLDINGS, INC. AND SUBSIDIARIES

         Consolidated Statements of Operations and Comprehensive Loss

                                  (Unaudited)

                                                   THREE MONTHS ENDED MARCH 31,
                                                      2001             2000
                                                     ------           ------
Revenues:
 Net service revenue                               $ 3,582,444        $2,503,202
 Other revenue                                          87,775                --
                                                   -----------        ----------
Total revenues                                       3,670,219         2,503,202

Operating expenses:
 Cost of services                                    2,527,024         1,244,690
 Selling and marketing                                 104,589             7,631
 General and administrative (including non-cash
  of $43,626 and $366,867 for 2001 and 2000,
  respectively)                                        879,859           711,552

 Amortization of goodwill                            1,330,269                --
 Depreciation, depletion and amortization               97,582            14,360
                                                   -----------        ----------
  Total operating expenses                           4,939,323         1,978,233
                                                   -----------        ----------
  Operating income (loss)                           (1,269,104)          524,969

Interest income                                         28,431             8,872
Interest expense                                        23,536             7,802
                                                   -----------        ----------
  Income (loss) before income taxes                 (1,264,209)          526,039

Income taxes                                            33,576            23,745
                                                   -----------        ----------
  Net income (loss)                                 (1,297,785)          502,294
Other comprehensive income:
  Unrealized gain on investments                        62,652                --
                                                   -----------        ----------
Comprehensive income (loss)                        $(1,235,133)       $  502,294
                                                   ===========        ==========
Net income (loss) per common share:
  Basic and diluted                                     $(0.03)            $0.50
                                                   ===========        ==========
Weighted average common shares outstanding:
  Basic                                             46,620,901         1,000,000
                                                   ===========        ==========
  Diluted                                           46,620,901         1,006,245
                                                   ===========        ==========
Pro forma data (note 1):
  Income tax expense                                                     194,525
                                                                     -----------
  Net income                                                             331,514
                                                                     ===========
Net income per common share:
  Basic and diluted                                                         0.01
                                                                     ===========
Weighted average common shares outstanding:
 Basic                                                                39,813,855
                                                                     ===========
 Diluted                                                              40,062,493
                                                                      ==========

See accompanying notes to consolidated financial statements.

                     DTVN HOLDINGS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                  (Unaudited)

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ---------------------------
                                                       2001             2000
                                                      ------           -------
Cash flows from operating
activities:
  Net income (loss)                                 $(1,297,785)    $  502,294
  Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating
   activities:
    Depreciation, depletion and amortization             97,582         14,360
    Amortization of goodwill                          1,330,269             --
    Amortization of unearned stock compensation          43,626        366,867
    Non-cash cost of services                             4,679             --
    Deferred tax                                          7,791        (50,443)
    Changes in operating assets and liabilities:
      Accounts receivable                              (980,006)       609,535
      Customer deposit                                       --       (321,200)
      Accounts payable and accrued liabilities          403,179        166,104
      Unearned revenue                                   10,000          1,621
      Vendor deposit                                         --        147,991
      Prepaid expenses                                       --       (143,090)
      Other                                              11,076         14,655
                                                    -----------     ----------
        Net cash provided by (used in) operating
         activities                                    (369,589)     1,308,694
                                                    -----------     ----------
Cash flows from investing activities:
  Capital expenditures                                 (150,020)       (17,867)
  Payment of deposits on leases                        (499,801)            --
  Proceeds from sale of certificates of
      deposit                                            67,482             --
                                                    -----------     ----------
        Net cash used in investing activities          (582,339)       (17,867)
                                                    -----------     ----------
Cash flows from financing activities:
  Payments on notes to related parties                 (102,913)            --
  Principal payments on obligations                     (59,497)        (3,571)
  Proceeds from notes payable                            23,267             --
  Payments of dividends                                      --       (447,447)
                                                    -----------     ----------
        Net cash used in financing activities          (139,143)      (451,018)
                                                    -----------     ----------
Net increase (decrease) in cash and cash
  equivalents                                        (1,091,071)       839,809
Cash and cash equivalents at beginning of period      2,895,402        394,740
                                                    -----------     ----------
Cash and cash equivalents at end of period          $ 1,804,331     $1,234,549
                                                    ===========     ==========

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest          $    17,494     $    1,205
                                                    ===========     ==========
  Cash paid during the period for income taxes      $       130     $       --
                                                    ===========     ==========
Supplemental disclosure of noncash investing
 and financing activities:
  Purchase of equipment in exchange for
   note payable                                     $        --     $  518,918
                                                    ===========     ==========

                     DTVN HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            March 31, 2001 and 2000

                                  (Unaudited)

(1) Merger and Basis of Financial Reporting

On June 9, 2000, DataVoN, Inc. (DataVoN) merged (the Merger) with DTVN Holdings, Inc. (DTVN), formerly Zydeco Energy, Inc., and DataVoN became a subsidiary of DTVN. Shareholders of DataVoN received shares of DTVN equal to a majority of the shares of DTVN outstanding after the transaction. Accordingly, the business combination has been accounted for as a reverse acquisition of DTVN by DataVoN using the purchase method of accounting. Accordingly, the historical financial statements of DataVoN prior to the Merger have become the financial statements of the registrant, and the results of operations of DTVN have been combined with DataVoN beginning on June 9, 2000. References to the "Company" refer to operations of DataVoN prior to the Merger and the combined operations of DataVoN and DTVN subsequent to the Merger. The purchase price totals approximately $28 million, which is comprised of the traded market value of DTVN's outstanding common stock and the fair value of DTVN's outstanding options and warrants at the date the Merger was agreed and announced, and direct acquisition costs. A substantial portion of the purchase price was allocated to goodwill that is being amortized to expense over a five-year period. This goodwill is subject to an impairment test. As a result, an impairment of goodwill may be required in the near term, and if so required, could be material to the results of operations and financial position.

Under the terms of the Merger, DataVoN's shareholders received 32,623,855 shares of common stock and 7,190 shares of preferred stock of DTVN. The preferred shares were automatically converted into 7,190,000 common shares when sufficient additional common shares of DTVN were authorized by its stockholders.

The preferred shares are included in weighted average common shares outstanding during the periods presented for both basic and diluted earnings per share on an as if converted basis since the former DataVoN shareholders had the ability to authorize sufficient additional common shares of DTVN and the authorization was essentially a formality.

In connection with the Merger, DataVoN converted from an S corporation into a C corporation. Accordingly, the Company eliminated DataVoN's retained earnings and established deferred federal income taxes at the date of the Merger. The unaudited pro forma data presented on the face of the consolidated statements of operations for the three months ended March 31, 2000 are based upon the Company's historical consolidated statements of operations and give effect to pro forma income taxes as if the Company was a C corporation for the entire duration.

Unaudited pro forma results, as if the Merger had occurred at the beginning of the period presented and including pro forma income taxes as if DataVoN was a C corporation for the entire duration is as follows. These unaudited pro forma results do not purport to be indicative of results which would actually have occurred if the Merger had been consummated at the beginning of the period presented.

                                    For the three months ended
                                            March 31,
                                              2000
                                           -----------
Pro forma revenues                         $ 2,524,371
                                           ===========
Goodwill amortization                      $ 1,361,702
                                           ===========
Pro forma net loss                         $(1,085,778)
                                           ===========
Pro forma diluted loss per share           $     (0.03)
                                           ===========

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company. Interim period results are not necessarily indicative of the results to be achieved for an entire year. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2000 included in the Form 10-KSB filed by DTVN with the Securities and Exchange Commission on March 26, 2001, as amended.

(2) Stock Compensation

In 2000, the Company adopted two stock option plans. Under the plans, the Company may grant to officers, directors, consultants and employees options to purchase shares of the Company's common stock. As of March 31, 2001 and 2000, options to purchase 2,059,975 and 2,522,459 shares, respectively, of the Company's common stock were issued and outstanding at exercise prices generally at the fair market value of the common stock on the date of the grant. These options have a 10-year life and vest over a three-year period, subject to certain exceptions. At March 31, 2001 and 2000, stock compensation totaling approximately $313,750 and $5.2 million, respectively, is being recognized over the vesting period. During the first quarter of 2001, 10,383 options were forfeited when employees left the Company and the corresponding compensation expense previously recognized was reversed.

(3) Segment Information

As a result of the Merger, the Company is now organized along two lines of business, DataVoN and Zydeco Exploration, Inc. (Zydeco). DataVoN provides Internet protocol bandwidth capacity to a number of major domestic and international carriers and IP providers desiring to employ the benefits of Voice over Internet Protocol (VoIP) technology and networking. Zydeco is an independent energy company that has been engaged in the exploration for oil and gas utilizing advanced three-dimensional seismic and computer-aided exploration techniques. Because of market conditions, Zydeco's operations were curtailed prior to the Merger and it had focused its efforts on (1) conserving cash resources; (2) concentrating on marketing salable assets; and (3) seeking alternate sources of capital for possible drilling participation and general working capital, including potential business combinations outside of the oil and gas industry. The Company is considering its alternatives with respect to the operations of Zydeco.

The following is a summary of total assets by reportable segment:

                               March 31,     March 31,
                                  2001          2000
                              -----------    ----------
DataVoN                       $ 4,315,614    $2,433,623
Zydeco                          2,360,733            --
Goodwill from the Merger       22,231,930            --
                              -----------    ----------
Total assets                  $28,908,277    $2,433,623
                              ===========    ==========

(4) Notes Payable

In March 2000, the Company entered into a note payable arrangement with a vendor for the purchase of network equipment. In October 2000, the Company refinanced the equipment with a master revolving note with a bank to include future purchase of equipment. The interest is payable monthly at an interest rate of the bank's prime rate plus .5%, with the outstanding principal converting into an installment loan on May 22, 2001.

On May 1, 2000, the Company entered into a Security Agreement and Note Payable with a related party for $.3 million. Until the final balance of $.1 million was paid on April 16, 2001 the note bore interest at 9% per annum. The note was secured by substantially all of the Company's assets.

On June 21, 2000, the Company entered into a Loan and Security Agreement with a bank that provides access to a $.5 million revolving credit facility. The line of credit is secured by a lien on all of the Company's trade receivables. Interest accrues daily on the unpaid principal of the facility at an annual rate equal to the prime rate, as defined in the Loan and Security Agreement, plus
 .5%.

On November 5, 2000, the Company entered into a Variable Rate Installment Agreement with a bank for $.3 million. The note bears interest at the bank's prime rate plus 1% per annum. The note is due November 5, 2003.

(5) Contingencies

The Company is currently involved in litigation with a former sales agent with regard to commissions allegedly owed to the former commissioned agent by the Company. The Company has counter-sued the former agent for $230,000 owed by the former agent to the Company. The litigation is set for trial in August 2001. Extensive discovery has been exchanged by both parties and based on the former sales agent's last amended petition, which articulated eight causes of action, including contract and tort claims, the Company presented summary judgment argument with regard to all claims. The court ruled in favor of the Company on five causes of action, being all the tort claims, granting summary judgment in the Company's favor, leaving three causes of action to be tried. The former agent alleges maximum economic damages for all claims in the amount of $4.6 million. Management of the Company is vigorously defending against the remaining claims and believes no determination of the outcome is possible at this time. No reserve for the claim or a receivable for the counterclaim has been established for this litigation as of March 31, 2001, and none is anticipated at this time.

(6) Subsequent Event

On April 13, 2001, the Company completed a merger with Video Intelligence, Inc., a Pennsylvania corporation ("Video Intelligence"). Pursuant to the merger, the Company issued 6,749,775 shares of the common stock, par value $0.001 per share, of the Company (the "Common Stock") and agreed to pay a total of $493,225 in cash to the holders of all of the issued and outstanding shares of capital stock of Video Intelligence. As reported on the OTC Bulletin Board, the price at which the Common Stock last traded on April 12, 2001 was $0.65 per share. Of the total cash consideration to be paid by the Company in connection with the merger, $246,613 was paid on April 13, 2001. The balance of $246,612 will become due and payable on June 12, 2001. An aggregate of 2,530,251 shares of Common Stock issued in connection with the merger are subject to a certain Relinquishment Agreement, dated April 12, 2001 (the "Relinquishment Agreement"), among the Company, Video Intelligence, and certain stockholders of the Company. Pursuant to the Relinquishment Agreement, in the event that financial or other performance criteria set forth in the Relinquishment Agreement is not achieved during the first year after the closing of the merger, all or a portion of the Common Stock issued by the Company in connection with the merger will be relinquished and transferred to the Company, without further consideration, as a refund of consideration previously paid in connection with the merger. Under the terms of the merger, all of the options to purchase shares of common stock of Video Intelligence that were issued and outstanding at the time of the merger were assumed by the Company and converted into options to purchase 1,141,804 shares of the Common Stock at an exercise price of $0.25 per share. The assumed options are exercisable for a period of ninety days following the closing of the merger.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis of the financial condition and results of operations of DTVN Holdings, Inc. (the "Company") for the three months ended March 31, 2001 should be read in conjunction with the consolidated financial statements and footnotes for the three months ended March 31, 2001 included herein. The Company believes that all necessary adjustments (consisting of normal recurring adjustments) have been included in the amounts stated below to present fairly the following quarterly information. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results for interim periods are not necessarily indicative of results for the year.

OVERVIEW

     The Company is a wholesale provider of voice and data services over a next generation packet switched network. As of May 9, 2001, the Company was providing services to several domestic carriers and operating in 12 markets with points of presence ("POP's") in 43 cities. The number of markets decreased from 14 to 12 due to the elimination of three unprofitable markets and the addition of one new market.

     Through its network, the Company transports a large volume of "toll quality" voice and data services. The entrance point for communications traffic over its network is referred to as a POP (point of presence). The Company's customers interconnect with the Company's network by connecting dedicated voice circuits from the customers' facilities to gateways located in one of the Company's POP's.

     The Company was incorporated in 1993. The Company engaged in acquiring leases, drilling, and producing reserves utilizing focused geological concepts and advanced 3D seismic technology beginning in 1995. On June 9, 2000, the Company merged with DataVoN, Inc. ("DataVoN"). As a result of this merger, the former shareholders of DataVoN owned approximately 80% of the voting power of the Company's common stock. The merger was accounted for as a reverse acquisition of the Company by DataVoN under the purchase method of accounting. Accordingly, the historical financial statements of DataVoN prior to the merger have become the Company's financial statements, and the Company's results of operations have been combined with those of DataVoN from and after the date of the merger. As the oil and gas seismic exploration operations are not currently material to the Company's combined results of operations, the Company does not discuss them below.

     The Company's primary source of revenue is fees received from customers for transporting and completing calls over its network and for resale of communications services. Much of this revenue is dependent on the volume of voice and data traffic carried over the network. The Company charges its customers fees based upon a per minute or flat rate charge prior to the service being offered and recognizes this revenue in the period in which the call is completed.

     The Company's most significant costs and expenses are data communications and telecommunications expenses, which are comprised primarily of collocation facility fees, transport fees, termination fees, and equipment expenses. Collocation facility fees are paid for lease of rack space, power and associated services to "host" the equipment. Transport fees are paid to a "backbone provider" to carry traffic between POP's where the equipment is located. Termination fees are paid to local service providers to terminate calls. Equipment costs are capitalized and depreciated over their useful lives and minor items are expensed directly. Other expenses include charges for connections between the Company's POP's and its vendors for termination services and software support and management systems required in maintaining its network.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

NET SERVICE REVENUE. The Company's net service revenue increased by $1.1 million to $3.6 million for the three months ended March 31, 2001, from $2.5 million for the three months ended March 31, 2000. The increase in net revenue resulted from an increase in the amount of traffic carried over the Company's network to approximately 464.7 million minutes for the three months ended March 31, 2001, from approximately 366.5 million minutes for the three months ended March 31, 2000 and higher per minute pricing for traffic derived from new products.

COST OF SERVICES. Cost of services increased by approximately $1.3 million to $2.5 million for the three months ended March 31, 2001, from $1.2 million for the three months ended March 31, 2000. The increase in expense was driven by the increase in traffic described above. Collocation facility fees increased to $158,900 for the three months ended March 31, 2001, from $14,500 for the three months ended March 31, 2000. Telecommunications fees increased to $2.3 million for the three months ended March 31, 2001, from $1.2 million for the three months ended March 31, 2001. As a percentage of net service revenue, cost of services expense increased to approximately 69.4% for the three months ended March 31, 2001, from approximately 48.0% for the three months ended March 31, 2000, due to costs associated with expanding the Company's network, adding presence in new markets, and introducing a new product with lower gross margins.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses include expenses relating to the salaries, payroll taxes, benefits and commissions that the Company pays for sales personnel and the expenses associated with the development and implementation of its promotion and marketing campaigns, including expenses relating to its outside public relations firm and industry analysts. Selling and marketing expenses increased by $96,958 to $104,589 for the three months ended March 31, 2001, from $7,631 for the three months ended March 31, 2000. This increase is attributable to the hiring of sales employees and the implementation of promotion and marketing campaigns.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses include salary, payroll tax and benefit expenses and related costs for general corporate functions, including executive management, administration, office facilities, information technology and human resources. General and administrative expenses increased by $.17 million to $.88 million for the three months ended March 31, 2001, from $.71 million for the three months ended March 31, 2000. General and administrative expenses increased primarily due to an increase in the number of personnel and an increase in consulting and professional fees. As a percentage of net revenue, general and administrative expenses decreased to approximately 24.9% for the three months ended March 31, 2001, from 28.4% for the three months ended March 31, 2000.

DEPRECIATION, DEPLETION, AND AMORTIZATION EXPENSE. Depreciation, depletion, and amortization expense increased by $1.4 million for the three months ended March 31, 2001, from $14,360 for the three months ended March 31, 2000. This increase primarily resulted from amortization of goodwill associated with the merger and depreciation of equipment related to the expansion of the Company's network.

INTEREST INCOME AND INTEREST EXPENSE. Interest expense is primarily comprised of interest on the Company's notes payable, and various capital leases. Interest income is primarily composed of income earned on the Company's cash and cash equivalents and certificates of deposit.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's principal capital and liquidity needs historically and currently have related to the development of its network infrastructure, its sales and marketing activities, and general capital needs. The Company's capital needs have been met, in large part, from cash flow generated from operations. Because the Company is placing greater emphasis on expanding its network infrastructure, the Company plans to meet an increasing portion of its capital needs through debt or equity investments, operating or capital leases and/or other forms of equipment financing.

     Net cash used by operating activities was $.37 million for the three months ended March 31, 2001, as compared to net cash provided by operating activities of $1.3 million for the three months ended March 31, 2000. Cash used by operating activities was primarily attributable to increased selling, general and administrative expenses related to the Company's network and its expansion.

     Net cash used in investing activities was $.58 million for the three months ended March 31, 2001, as compared to $17,867 for the three months ended March
31, 2000.   The increase was attributable to the payment of deposits on leases and capital expenditures.

       Net cash used in financing activities was $.14 million for the three months ended March 31, 2001, as compared to $.45 million for the three months ended March 31, 2000. The decrease is attributable to the conversion of one of the Company's subsidiaries from a Subchapter S corporation to a C corporation, which eliminated the payments of dividends.

     In March 2000, the Company entered into a note payable arrangement with a vendor for the purchase of network equipment. In October 2000, the Company refinanced the equipment with a master revolving note with a bank to include
future purchase of equipment.    The interest is payable monthly at an interest
rate of the bank's prime rate plus .5%, with the outstanding principal converting into an installment loan on May 22, 2001. The total amount available under the arrangement is $.8 million of which $.3 million was borrowed as of May 9, 2001.

     On May 1, 2000, the Company entered into a Security Agreement and Note Payable with a related party for $.3 million. Until the final balance of $.1 million was paid on April 16, 2001 the note bore interest at 9% per annum. The note was secured by substantially all of the Company's assets.

     On June 21, 2000, the Company entered into a Loan and Security Agreement with a bank that provides access to a $.5 million revolving credit facility. The line of credit is secured by a lien on all of the Company's trade receivables. Interest accrues daily on the unpaid principal of the facility at an annual rate equal to the prime rate, as defined in the Loan and Security Agreement, plus .5%. As of May 9, 2001, the Company had made no borrowings under the Loan and Security Agreement.

     On November 5, 2000, the Company entered into a Variable Rate Installment Agreement with a bank for $.3 million. The note bears interest at the bank's prime rate plus 1% per annum. The note is due November 5, 2003. As of May 9, 2001, the balance was $.2 million.

     On April 13, 2001, the Company acquired Video Intelligence, Inc., a Pennsylvania corporation ("Video Intelligence"), through a merger of Video Intelligence with and into a wholly-owned subsidiary of the Company. The total cash consideration to be paid by the Company in connection with the merger was $493,225, $246,613 of which was paid on April 13, 2001 from cash flows from operations and $246,612 of which will be due on June 12, 2001 and paid from cash flows from operations.

     Capital expenditures totaled approximately $.15 million for the three months ended March 31, 2001. The Company expects to continue the expansion of its network throughout 2001 and intends to increase its capital expenditures accordingly. The Company has incurred $2.15 million in network expansion costs, $.85 million of which were capital leases and cash from operations and $1.30 million of which were operating leases, during the first quarter of 2001. The Company intends to incur approximately $12.0 million in additional capital expenditures during the remainder of 2001 through a combination of operating and capital leases, cash from operations, and the issuance of either debt or equity securities or both. The Company currently does not have sufficient cash on hand, existing borrowing availability or any commitments for the cash to fund all of the planned capital expenditures. The Company intends to use cash flows from operations, issuance of obligations under capital and operating leases, and proceeds from the sale of either debt or equity securities or both to fund such capital expenditures. There can be no assurance that the Company will be able to generate sufficient cash flow or obtain such outside financing to fund the planned capital expenditures. If the Company is unable to generate sufficient cash flow or obtain such outside financing, the planned expansion of its network infrastructure will be reduced, delayed or canceled and such reduction, delay or cancellation could have a material adverse effect on the business, financial condition or results of operations of the Company.

SUBSEQUENT EVENTS

       On April 13, 2001, the Company completed a merger with Video Intelligence. Pursuant to the merger, the Company issued 6,749,775 shares of the common stock, par value $0.001 per share, of the Company (the "Common Stock") and agreed to pay a total of $493,225 in cash to the holders of all of the issued and outstanding shares of capital stock of Video Intelligence. As reported on the OTC Bulletin Board, the price at which the Common Stock last traded on April 12, 2001 was $0.65 per share. Of the total cash consideration to be paid by the Company in connection with the merger, $246,613 was paid on April 13, 2001. The balance of $246,612 will become due and payable on June 12, 2001. An aggregate of 2,530,251 shares of Common Stock issued in connection with the merger are subject to a certain Relinquishment Agreement, dated April 12, 2001 (the "Relinquishment Agreement"), among the Company, Video Intelligence, and certain stockholders of the Company. Pursuant to the Relinquishment Agreement, in the event that financial or other performance criteria set forth in the Relinquishment Agreement is not achieved during the first year after the closing of the merger, all or a portion of the Common Stock issued by the Company in connection with the merger will be relinquished and transferred to the Company, without further consideration, as a refund of consideration previously paid in connection with the merger. Under the terms of the merger, all of the options to purchase shares of common stock of Video Intelligence that were issued and outstanding at the time of the merger were assumed by the Company and converted into options to purchase 1,141,804 shares of the Common Stock at an exercise price of $0.25 per share. The assumed options are exercisable for a period of ninety days following the closing of the merger.

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

                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     The Company is currently involved in litigation with a former sales agent with regard to commissions allegedly owed to the former commissioned agent by the Company. The Company has counter-sued the former agent for $230,000 owed by the former agent to the Company. The litigation is set for trial in August 2001. Extensive discovery has been exchanged by both parties and based on the former sales agent's last amended petition, which articulated eight causes of action, including contract and tort claims, the Company presented summary judgment argument with regard to all claims. The court ruled in favor of the Company on five causes of action, being all the tort claims, granting summary judgment in the Company's favor, leaving three causes of action to be tried.
The former agent alleges maximum economic damages for all claims in the amount of $4.6 million. Management of the Company is vigorously defending against the remaining claims and believes no determination of the outcome is possible at this time. No reserve for the claim or a receivable for the counterclaim has been established for this litigation as of May 9, 2001, and none is anticipated at this time.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

EXHIBIT NO.                       DESCRIPTION
-----------                       -----------

   3.1 Certificate of Incorporation and Certificates of Amendment thereto (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and to Form 8-K (File No. 0-22076) filed with the SEC on December 21, 2000).

   3.2 Amended and Restated Bylaws (incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2000).

  10.1 Agreement and Plan of Merger among DTVN Holdings, Inc. (formerly Zydeco Energy, Inc.), DVN Acquisition Corporation and DataVoN Inc. dated as of May 23, 2000 (incorporated by reference to Form 8-K (File No. 0-22076) filed with the SEC on May 24, 2000).

  10.2 2000 Stock Option Plan (formerly known as the DataVoN Inc. 2000 Stock Option Plan) (incorporated by reference to Registration Statement on Form S-8 (Reg. No. 333-41492) filed with the SEC on July 14, 2000).

  10.3 2000 Stock Option and Restricted Stock Plan (incorporated by reference to Registration Statement on Form S-8 (Reg. No. 333-53348) filed with the SEC on January 8, 2001).

(b)  Reports on Form 8-K

      The Company did not file any Reports on Form 8-K during the quarter ended March 31, 2001.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     DTVN HOLDINGS, INC.


Dated:  May 17, 2001                 /s/ Philip N. O'Reilly
        ------------                 ----------------------
                                     Philip N. O'Reilly
                                     Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT NO.                              DESCRIPTION
-----------                              -----------

   3.1 Certificate of Incorporation and Certificates of Amendment thereto (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and to Form 8-K (File No. 0-22076) filed with the SEC on December 21, 2000).

   3.2 Amended and Restated Bylaws (incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2000).

  10.1 Agreement and Plan of Merger among DTVN Holdings, Inc. (formerly Zydeco Energy, Inc.), DVN Acquisition Corporation and DataVoN Inc. dated as of May 23, 2000 (incorporated by reference to Form 8-K (File No. 0-22076) filed with the SEC on May 24, 2000).

  10.2 2000 Stock Option Plan (formerly known as the DataVoN Inc. 2000 Stock Option Plan) (incorporated by reference to Registration Statement on Form S-8 (Reg. No. 333-41492) filed with the SEC on July 14, 2000).

  10.3 2000 Stock Option and Restricted Stock Plan (incorporated by reference to Registration Statement on Form S-8 (Reg. No. 333-53348) filed with the SEC on January 8, 2001).