Form 10QSB
period 2001-06-30
DTVN HOLDINGS INC
filed 2001-08-20
CIK 908246

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB


               [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 2001

             [_]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
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

        _______________________________________________________________
  (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes  X              No ___
              ---

     As of August 14, 2001 there were 57,664,673 shares of DTVN Holdings, Inc. Common Stock, $.001 par value, issued and outstanding.

     Transitional Small Business Disclosure Format (check one):

          Yes ___             No  X
                                 ---

                                  FORM 10-QSB

                               TABLE OF CONTENTS

                                                                                                                        Page
                                                                                                                      Number
                                                                                                                      ------
PART I    Financial Information
          Item 1.    Consolidated Financial Statements
                     Condensed Consolidated Balance Sheets (Unaudited)....................................                 3
                     Condensed Consolidated Statements of Operations (Unaudited)..........................                 4
                     Condensed Consolidated Statements of Cash Flows (Unaudited)..........................                 5
                     Notes to Condensed Consolidated Financial Statements.................................                 6
          Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
                     Operations...........................................................................                10

PART II   Other Information
          Item 1.    Legal Proceedings....................................................................                17
          Item 2.    Changes in Securities and Use of Proceeds............................................                17
          Item 6.    Exhibits and Reports on Form 8-K.....................................................                17

PART I.   FINANCIAL INFORMATION
ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS.

                     DTVN HOLDINGS, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)

                                                                               June 30,          December 31,
                           Assets                                               2001                2000
                                                                           ----------------   ----------------
Current assets:
  Cash and cash equivalents                                             $         232,950     $      2,895,402
  Certificates of deposit                                                          98,910              100,000
  Accounts receivable                                                           1,568,006              278,059
  Vendor deposit                                                                   64,000               64,000
  Deferred tax asset                                                            1,002,308              902,339
  Prepaid expenses                                                                136,450                   --
  Other current assets                                                             35,610              121,674
                                                                        -----------------     ----------------
                Total current assets                                            3,138,234            4,361,474
                                                                        -----------------     ----------------
Property and equipment, net                                                     2,180,209            1,136,806
Goodwill, net                                                                  25,131,758           23,562,199
Investments                                                                        50,000              182,061
Other assets                                                                      368,055                   --
Purchased technology                                                              602,924              635,508
                                                                        -----------------     ----------------
                                                                        $      31,471,180     $     29,878,048
                                                                        =================     ================


          Liabilities and Stockholders' Equity

Current liabilities:
  Note payable to related parties (note 5)                              $         100,000     $        249,090
  Current portion of notes payable (note 5)                                       226,760              211,035
  Accounts payable                                                              1,071,397            1,314,688
  Unearned revenue                                                                226,173              697,758
  Accrued liabilities and other                                                 1,594,971              994,609
  Current installments of obligations under capital leases                        246,819               11,971
                                                                        -----------------     ----------------
                Total current liabilities                                       3,466,120            3,479,151
                                                                        -----------------     ----------------

Deferred income taxes                                                              39,101               39,101
Notes payable less current portion (note 5)                                       257,456              343,411
Obligations under capital leases, excluding current installments                  201,980               12,139
                                                                        -----------------     ----------------
                Total liabilities                                               3,964,657            3,873,802
                                                                        -----------------     ----------------
Stockholders' equity:
  Common stock, $.001 par value, 150,000,000 shares                                56,716               49,966
  authorized, and 56,715,726 issued and outstanding
  at June 30, 2001 and 49,965,951 issued and outstanding
  at December 31, 2000
  Additional paid in capital                                                   34,472,575           29,959,014
  Accumulated Deficit                                                          (7,022,768)          (4,057,027)
  Accumulated other comprehensive income                                               --               52,293
                                                                        -----------------     ----------------
Contingencies (note 8)
                Total stockholders' equity                                     27,506,523           26,004,246

                                                                        $      31,471,180     $     29,878,048
                                                                        =================     ================

    See accompanying notes to condensed consolidated financial statements.

                     DTVN HOLDINGS, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                            Three Months Ended June 30,         Six Months Ended June 30,
                                                                2001             2000             2001             2000
                                                          -----------------  --------------  --------------  --------------
Revenues:
    Net service revenue                                   $   5,408,529       2,782,127    $     8,990,973        5,285,329
    Other revenue                                                53,504          26,000            141,279           26,000
                                                          -------------     -----------    ---------------     ------------
          Total revenues                                      5,462,033       2,808,127          9,132,252        5,311,329
Operating expenses:
    Cost of services                                          4,264,247       1,563,676          6,791,271        2,808,366
    Selling and marketing                                       105,801          30,235            210,390           37,866
    General and administrative (note 6)                       1,255,012       1,337,593          2,134,871        2,049,143
    Amortization of goodwill                                  1,521,876         320,390          2,852,145          320,390
    Depreciation, depletion and amortization                    130,801          39,043            228,383           53,403
                                                          -------------     -----------    ---------------     ------------
           Total operating expenses                           7,277,737       3,290,937         12,217,060        5,269,168
                                                          -------------     -----------    ---------------     ------------
          Operating income (loss)                            (1,815,704)       (482,810)        (3,084,808)          42,161
Interest income                                                  14,481          19,172             42,912           28,044
Gain on sale of investments                                      59,232              --             59,232               --
Interest expense                                                  9,463           8,353             32,999           16,156
                                                          -------------     -----------    ---------------     ------------
          Income (loss) before income taxes                  (1,751,454)       (471,991)        (3,015,663)          54,049
Income tax benefit                                              (83,498)       (685,512)           (49,922)        (661,767)
                                                          -------------     -----------    ---------------     ------------
          Net income (loss)                               $  (1,667,956)        213,521    $    (2,965,741)         715,816
                                                          =============     ===========    ===============     ============
Net income (loss) per common share:
          Basic and diluted                               $       (0.03)           0.01    $         (0.06)            0.02
                                                          =============     ===========    ===============     ============
Weighted average common shares outstanding:
          Basic                                              55,825,645      42,295,478         51,248,700       41,054,667
                                                          =============     ===========    ===============     ============
          Diluted                                            66,079,527      42,417,352         56,403,968       41,115,604
                                                          =============     ===========    ===============     ============
Pro forma data:
          Income tax expense (benefit)                                      $   (55,385)                       $    144,253
                                                                            -----------                        ------------
          Net loss                                                          $  (416,606)                       $    (90,204)
                                                                            ===========                        ============
          Net loss per common share:
               Basic and diluted                                            $     (0.01)                       $      (0.00)
                                                                            ===========                        ============
          Weighted average common shares outstanding:
               Basic and diluted                                             42,295,478                          41,054,667
                                                                            ===========                        ============

    See accompanying notes to condensed consolidated financial statements.

                      DTVN HOLDINGS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                      Six Months Ended June 30,
                                                                                       2001                2000
                                                                                       ----                ----
Cash flows from operating activities:
    Net income (loss)                                                             $ (2,965,741)      $    715,816
    Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
           Depreciation depletion, and amortization                                  3,080,528            373,793
           Non-cash general & administrative expenses                                  344,815          1,191,707
           Deferred tax benefit                                                        (99,969)          (824,714)
           Gain on disposal of asset                                                   (59,232)                --
           Changes in assets and liabilities:
               Accounts receivable                                                  (1,217,534)           209,502
               Customer deposit                                                             --           (360,000)
               Accounts payable and accrued liabilities                                104,207            499,946
               Unearned revenue                                                       (471,585)            93,602
               Vendor deposit                                                               --            324,791
               Prepaid expenses                                                             --            (74,611)
               Other current assets                                                    (52,826)            28,231
                                                                                  ------------       ------------
                         Net cash provided by (used in) operating activities        (1,337,337)         2,178,063
                                                                                  ------------       ------------
Cash flows from investing activities:
    Capital expenditures                                                              (451,836)           (41,408)
    Payment of deposits                                                               (368,055)                --
    Purchase of certificates of deposit                                                (98,910)                --
    Proceeds from maturity of certificates of deposit                                  100,000                 --
    Sale of investments                                                                138,721                 --
    Payment of cash for acquisitions, net of cash acquired                            (377,718)           432,414
                                                                                  ------------       ------------
                         Net cash provided by (used in) investing activities        (1,057,798)           391,006
                                                                                  ------------       ------------
Cash flows from financing activities:
    Proceeds from notes payable to related parties                                     100,000            250,000
    Principal payments on notes to related parties                                    (249,090)                --
    Principal payments on obligations                                                 (141,494)           (96,961)
    Proceeds from notes payable                                                         23,267                 --
    Payments of dividends                                                                   --           (847,446)
                                                                                  ------------       ------------
                         Net cash used in financing activities                        (267,317)          (694,407)
                                                                                  ------------       ------------
Net (decrease) increase in cash and cash equivalents                                (2,662,452)         1,874,662
Cash and cash equivalents at beginning of period                                     2,895,402            394,740
                                                                                  ------------       ------------
Cash and cash equivalents at end of period                                        $    232,950       $  2,269,402
                                                                                  ============       ============
Supplemental disclosure of cash flow information:
    Cash paid during the year for interest                                        $     33,576       $     31,034
                                                                                  ============       ============
    Cash paid during the year for income taxes                                    $     25,759       $     27,180
                                                                                  ============       ============
Supplemental disclosure of noncash investing and financing activities:
    Purchase of equipment in exchange for note payable                            $         --       $    518,918
                                                                                  ============       ============
    Reverse acquisition of Zydeco by DataVoN                                      $         --       $ 27,962,700
                                                                                  ============       ============
    Acquisition of Video Intelligence by DTVN                                     $  4,678,086       $         --
                                                                                  ============       ============
    Acquisition of equipment under capital lease                                  $    460,096       $         --
                                                                                  ============       ============

     See accompanying notes to condensed consolidated financial statements.

                              DTVN HOLDINGS, INC.
             Notes to Condensed Consolidated Financial Statements
                            June 30, 2001 and 2000

                                  (Unaudited)

(1) Merger and Basis of Financial Reporting

On June 9, 2000, DataVoN, Inc. ("DataVoN") merged (the "Merger") with DTVN Holdings, Inc. ("DTVN"), formerly Zydeco Energy, Inc., and DataVoN became a subsidiary of DTVN. Shareholders of DataVoN received shares of DTVN equal to a majority of the shares of DTVN outstanding after the transaction. Accordingly, the business combination has been accounted for as a reverse acquisition of DTVN by DataVoN using the purchase method of accounting. Accordingly, the historical financial statements of DataVoN prior to the Merger have become the financial statements of the registrant, and the results of operations of DTVN have been combined with DataVoN beginning on June 9, 2000. References to the "Company" refer to operations of DataVoN prior to the Merger and the combined operations of DataVoN and DTVN subsequent to the Merger. The purchase price totals approximately $28 million, which is comprised of the traded market value of DTVN's outstanding common stock and the fair value of DTVN's outstanding options and warrants at the date the Merger was agreed and announced, and direct acquisition costs. A substantial portion of the purchase price was allocated to goodwill that is being amortized to expense over a five-year period. This goodwill is subject to an impairment test. As a result, an impairment of goodwill may be required in the near term, and if so required, could be material to the results of operations and financial position.

Under the terms of the Merger, DataVoN's shareholders received 32,623,855 shares of common stock and 7,190 shares of preferred stock of DTVN. The preferred shares were automatically converted into 7,190,000 common shares when sufficient additional common shares of DTVN were authorized by its stockholders.

In connection with the Merger, DataVoN converted from an S corporation into a C corporation. Accordingly, the Company eliminated DataVoN's retained earnings and established deferred federal income taxes at the date of the Merger. The corresponding deferred tax benefit of $643,969 was recognized in the statement of operations for the six months ended June 30, 2000. The unaudited pro forma statement of operations data presented on the face of the statements of operations for the three months and six months ended June 30, 2000 is based upon the Company's historical income statements and give effect to pro forma income taxes as if the Company was a C corporation for the entire duration of both periods.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company. Interim period results are not necessarily indicative of the results to be achieved for an entire year. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2000 included in the Form 10-KSB filed by the Company with the Securities and Exchange Commission on March 26, 2001, as amended.

(2) Acquisitions

On April 13, 2001, the Company completed a merger with Video Intelligence, Inc., a Pennsylvania corporation ("Video Intelligence"). Pursuant to the merger, the Company issued 6,749,775 shares of the common stock, par value $0.001 per share, of the Company (the "Common Stock") and agreed to pay a total of $493,225 in cash to the holders of all of the issued and outstanding shares of capital stock of Video

Intelligence. An aggregate of 2,530,251 shares of Common Stock issued in connection with the merger are subject to a certain Relinquishment Agreement, dated April 12, 2001 among the Company, Video Intelligence and certain stockholders. Pursuant to the Relinquishment Agreement, in the event that financial or other performance criteria set forth in the Relinquishment Agreement are not achieved during the first year after the closing of the merger, all or a portion of the Common Stock will be relinquished and transferred to the Company, without further consideration, as a refund of consideration previously paid in connection with the merger. Under the terms of the merger, all of the options to purchase shares of common stock of Video Intelligence that were issued and outstanding at the time of the merger were assumed by the Company and converted into options to purchase 1,141,804 shares of Common Stock at $0.25 per share. The assumed options were exercisable for a period of ninety (90) days following the closing of the merger. As of the final exercise date, 948,948 of the options had been exercised and 192,856 had been abandoned. The total exercise price paid for these options was $153,830 and 333,629 shares exchanged in cashless option exercises. A portion of the option shares issued is subject to the Relinquishment Agreement discussed above.

(3) Stock Compensation

In 2000, the Company adopted two stock option plans. Under the plans, the Company may grant to officers, directors, consultants and employees options to purchase shares of the Company's Common Stock. In March of 2000, under the DataVoN, Inc. Stock Option Plan, effective as of March 17, 2000 (the "March 2000 Plan") the Company granted options to purchase 2,522,459 shares of its common stock at an exercise price of $.49 per share. During the second quarter of 2001, 186,687 vested options granted under the March 2000 Plan were forfeited when they were not exercised during the stated time period. As of June 30, 2001, a total of 1,187,652 of the options granted under the March 2000 Plan were forfeited. An adjusted stock compensation charge related to those options of $2.9 million is being recognized over the vesting period. Through June 30, 2001, the Company had granted options to purchase a total of 4,892,472 shares of its common stock under the DTVN Holdings, Inc. 2000 Stock Option and Restricted Stock Plan effective as of December 21, 2000 (the "December 2000 Plan"), at exercise prices generally equal to the common stock's fair market value as of the date of such grants. During the second quarter of 2001, 700,000 options were forfeited when an employee left the Company. As of June 30, 2001, with respect to the December 2000 Plan, $313,750 is being recognized as a stock compensation charge over the vesting period. All option grants occurring after March 2000, have been made under the December 2000 Plan. With some exceptions, all options have a 10-year life and a 3-year vesting period.

(4) Segment Information

As a result of the Merger and the acquisition of Video Intelligence, DataVoN combined with Video Intelligence provides Internet protocol bandwidth capacity to a number of major domestic and international carriers and IP providers desiring to employ the benefits of Voice over Internet Protocol ("VoIP") technology and networking and enhanced video services. Zydeco is an independent energy company that has been engaged in the exploration for oil and gas utilizing advanced three-dimensional seismic and computer-aided exploration techniques. Because of market conditions, Zydeco's operations were curtailed prior to the Merger and it had focused its efforts on (1) conserving cash resources; (2) concentrating on marketing salable assets; and (3) seeking alternate sources of capital for possible drilling participation and general working capital, including potential business combinations outside of the oil and gas industry. The Zydeco operations are not material to the Company; however, Zydeco retains assets. The Company is currently considering several alternatives with respect to Zydeco and its assets.

The following is a summary of total assets by reportable segment:

                                    June 30, 2001             December 31, 2000
                                    -------------             -----------------

DataVoN                               $ 4,338,131                $ 3,984,072
Zydeco                                  2,001,291                  2,331,777
Goodwill from the Merger and
 acquisition                           25,131,758                 23,562,199
                                      -----------                -----------

Total assets                          $31,471,180                $29,878,048
                                      ===========                ===========


(5) Notes Payable

In March 2000, the Company entered into a note payable arrangement with a vendor for the purchase of network equipment. In October 2000, the Company refinanced the equipment with a master revolving note with a bank to include future purchases of equipment. The interest is payable monthly at an interest rate of the bank's prime rate plus .5%, with the outstanding principal converting into an installment loan on May 22, 2001. As of August 20, 2001, the Company was in the process of refinancing this note.

On May 1, 2000, the Company entered into a Security Agreement and Note Payable with a related party for $300,000. Until the final balance of $100,000 was paid on April 16, 2001 the note bore interest at 9% per annum. The note was secured by substantially all of the Company's assets.

On June 21, 2000, the Company entered into a Loan and Security Agreement with a bank that provided a $500,000 revolving credit facility. That facility expired by its own terms on or about April 20, 2001. The Company never drew any funds under the facility.

On November 5, 2000, the Company entered into a Variable Rate Installment Agreement with a bank for $300,000. The note bears interest at the prime rate plus 1% per annum. The note is due November 5, 2003.

On June 1, 2001, Video Intelligence entered into a Security Agreement and Note Payable with a related party for $100,000. Until the final balance is paid on June 1, 2002 the note bears interest at 9% per annum. The note is unsecured.

(6) General and Administrative Non-Cash Expenses

The Company incurred non-cash general and administrative expenses during the three and six month periods ended June 30, 2001 and June 30, 2000. These non-cash expenses relate to the stock compensation charge resulting from the issuance of options. The non-cash expense for the three months ended June 30, 2001 and 2000 was $291,832 and $824,841, respectively. The non-cash expense for the six months ended June 30, 2001 and 2000 was $335,457 and $1,191,707, respectively.

(7) Comprehensive Income (Loss)

Net income (loss) equals comprehensive income (loss) at June 30, 2001 and 2000.

(8) Contingencies

The Company is currently involved in litigation with a former sales agent with regard to commissions allegedly owed to the former commissioned agent by the Company. The trial stage of the litigation concluded on August 17, 2001 and resulted in responses to a jury charge against the Company in the amount of $1.6 million plus attorneys' fees. As of August 20, 2001 there is no final judgment and no reserve for this claim has been established. If a judgment against the Company becomes final, the Company will appeal the judgment and continue to vigorously defend against such claims. In addition, the Company will establish or arrange for a reserve at the time the judgment against the Company becomes final. An unfavorable outcome in this matter could have a material adverse effect upon the Company's consolidated financial position and consume working capital.

In February 2001, Cheniere Energy, Inc. submitted an issue to the American Arbitration Association, which does not appear to have previously been arbitrated between the parties, and does not appear to be an issue covered by the joint operating agreement between the parties. The arbitration is in its very early stages, and no determination of the outcome, nor if such arbitration is appropriate under the Exploration Agreement, is possible at this time. Both parties have agreed to hold the arbitration brought by Cheniere, in abeyance up to one year, pending attempted resolution between the parties. Abeyance expires in February 2002. If all matters have not been resolved at such time, then the case will move forward, be dismissed or withdrawn. In May 2001, Harris County Court entered a judgment confirming the arbitration award granted in December 1998.

(9) Subsequent Event

On August 13, 2001, the Company entered into an Agreement with Dynegy Technology Capital Corp ("DTC"), a wholly owned subsidiary of Dynegy, Inc., a Texas corporation. Under the terms of the Agreement the Company may receive an equity investment of $3 million in exchange for 2,624,902 shares of Common Stock. On August 13, 2001 $1.5 million of this investment was distributed at closing in exchange for 1,312,451 shares, the balance to be distributed, subject to the Company achieving certain performance metrics, at thirty day intervals from closing at approximately $500,000 in exchange for approximately 437,000 shares of common stock for each of the three intervals. However, the final $750,000 of the investment is subject to post-closing negotiations of terms and conditions between DTC and the Company regarding the exchange of warrants for equipment financing to be provided by DTC. Contemporaneously with the investment, DTC and the Company signed a commercial cooperation agreement under which DataVoN, Inc., the Company's wholly owned, enhanced communications services subsidiary will provide a right of first look and last look for contracts to purchase equipment and services, including bandwidth and IP telephony equipment, to DynegyConnect, a worldwide provider of network solutions and connectivity for wholesale customers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis of the financial condition and results of operations of DTVN Holdings, Inc. (the "Company") for the three months and six months ended June 30, 2001 should be read in conjunction with the consolidated financial statements and footnotes for the three months and six months ended June 30, 2001 included herein and in conjunction with the consolidated audited financial statements and related notes thereto contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000. The Company believes that all necessary adjustments (consisting of normal recurring adjustments) have been included in the amounts stated below to present fairly the following quarterly information. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. Quarterly operating results have varied significantly in the past and can be expected to vary in the future. The results for interim periods are not necessarily indicative of results for the year. Unless the context otherwise requires, references in this report on Form 10-QSB to the "Company" "we", "us", or "our" refer to DTVN Holdings, Inc. and its direct and indirect subsidiaries.

FORWARD-LOOKING INFORMATION

     All statements other than statements of historical fact contained in this report, including without limitation statements containing the words "believes," "may," "will," "estimate," "continue," "anticipates," "intends," "expects" "project," "potential, " and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which the Company operates; technology changes; competition; changes in business strategy or development plans; the ability to attract and retain qualified personnel; liability and other claims asserted against the Company; and other factors referenced in the Company's filings with the Securities and Exchange Commission. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments. All forward-looking statements included herein are expressly qualified in their entirety by the cautionary statements in this paragraph.

OVERVIEW

     The Company is a provider of voice, video and data services over a next generation packet switched, internet protocol ("IP") network. As of July 31, 2001, the Company was providing services to several domestic carriers and operating equipment in 12 markets with market presence in multiple metropolitan areas. The term "Point of Presence" ("POP") formerly used to help describe the Company's physical infrastructure has been replaced by market presence since the ability to aggregate traffic from a large geographic area is now possible without maintaining traditional POPs.

     Through its network, the Company transports a large volume of toll-quality voice, video and data services. The entrance point for communications traffic over the network is referred to as a "Point of Interface" ("POI"). The Company's customers interconnect with the Company's network by connecting dedicated voice circuits from the customers' facilities to the Company's POI's. This POI can be a physical asset of the Company, a leased facility, or provided locally or remotely by the customer.

     The Company was incorporated in 1993. The Company engaged in acquiring leases, drilling, and producing reserves utilizing focused geological concepts. The Company merged with DataVoN, Inc. ("DataVoN") in June 2000. As a result of the DataVoN merger, the former shareholders of DataVoN owned approximately 80% of the voting power of the Company's common stock. The DataVoN merger was accounted for as a reverse acquisition of the Company by DataVoN under the purchase method of accounting. Accordingly, the historical financial statements of DataVoN prior to the DataVoN merger have become the Company's financial statements, and the Company's results of operations have been combined with those of DataVoN from and after the date of the DataVoN merger. As the oil and gas seismic exploration operations are not currently material to the Company's combined results of operations, the Company does not discuss them below.

     The Company's primary sources of revenue are fees received from customers for transporting the IP component of voice traffic over its network and from the sale of enhanced voice, video and data IP based services. Much of this revenue is dependent on the volume of voice, video and data traffic carried over the network. For IP transport traffic, the Company charges its customers fees based upon a per minute, per megabyte or flat rate charge and recognizes this revenue in the period in which the transport is completed. For other enhanced services, the revenue is recognized upon issuance of an invoice for services.

     The Company's most significant costs and expenses are data communications and telecommunications expenses, which are comprised primarily of collocation facility fees, transport fees, termination fees, and equipment expenses. Collocation facility fees are paid for lease of rack space, power and associated services to "host" the equipment. Transport fees are paid to a "backbone provider" to carry traffic between POI's where the equipment is located. Termination fees are paid to local service providers to terminate calls. Equipment costs are capitalized and depreciated over their useful lives and minor items are expensed directly. Other expenses include charges for connections between the Company's POI's and its vendors for termination services and software support and management systems required in maintaining its network.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

Net Service Revenue. The Company's net service revenue increased by approximately $2.63 million to approximately $5.41 million for the three months ended June 30, 2001, from approximately $2.78 million for the three months ended June 30, 2000. The increase in net revenue resulted from an increase in the amount of traffic carried over the Company's network to approximately 480.5 million minutes for the three months ended June 30, 2001, from approximately 410 million minutes for the three months ended June 30, 2000 and higher per minute pricing for traffic derived from new products.

Cost of Services. Cost of services increased by approximately $2.70 million to approximately $4.26 million for the three months ended June 30, 2001, from approximately $1.56 million for the three months ended June 30, 2000. The increase in expense principally resulted from the increase in traffic described above. As a result of this increased traffic, collocation facility fees increased to $200,085 for the three months ended June 30, 2001, from $21,246 for the three months ended June 30, 2000 and telecommunications fees increased to approximately $3.91 million for the three months ended June 30, 2001, from approximately $1.46 million for the three months ended June 30, 2001. As a percentage of net service revenue, cost of services expense increased to approximately 78.7% for the three months ended June 30, 2001, from approximately 56.1% for the three months ended June 30, 2000, due to costs associated with expanding the Company's network, adding presence in new markets, and introducing a new product with lower gross margins.

Selling and Marketing Expenses. Selling and marketing expenses include expenses relating to the salaries, payroll taxes, benefits and commissions that the Company pays for sales personnel and the expenses associated with the development and implementation of its promotion and marketing campaigns, including expenses relating to its outside public relations firm and industry analysts. Selling and marketing expenses increased by $75,566 to $105,801 for the three months ended June 30, 2001, from $30,235 for the three months ended June 30, 2000. This increase is attributable to additional sales personnel, increased commissions due to increased sales, and the development and implementation of new products.

General and Administrative Expenses. General and administrative expenses include salary, payroll tax and benefit expenses and related costs for general corporate functions, including executive management, administration, office facilities, information technology and human resources. General and administrative expenses decreased by $82,581 to approximately $1.26 million for the three months ended June 30, 2001, from approximately $1.34 million for the three months ended June 30, 2000. General and administrative expenses decreased primarily due to a decrease in the non-cash expenses related to the unearned stock compensation charge. As a percentage of net revenue, general and administrative expenses decreased to approximately 23.2% for the three months ended June 30, 2001, from approximately 48.1% for the three months ended June 30, 2000.

Depreciation, Depletion, and Amortization Expense. Depreciation, depletion, and amortization expense increased by approximately $1.29 million to approximately $1.65 million for the three months ended June 30, 2001, from approximately $359,000 for the three months ended June 30, 2000. This increase primarily resulted from amortization of goodwill associated with the DataVoN merger in June 2000 and the acquisition of Video Intelligence in April of 2001 and depreciation of equipment related to the expansion of the Company's network.

Interest Income and Interest Expense. Interest expense is primarily comprised of interest on the Company's notes payable, and various capital leases. Interest income is primarily composed of income earned on the Company's cash and cash equivalents and certificates of deposit.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

Net Service Revenue. The Company's net service revenue increased by approximately $3.70 million to approximately $8.99 million for the six months ended June 30, 2001, from approximately $5.29 million for the six months ended June 30, 2000. The increase in net revenue resulted from an increase in the amount of traffic carried over the Company's network to approximately 945 million minutes for the six months ended June 30, 2001, from approximately 773 million minutes for the six months ended June 30, 2000 and higher per minute pricing for traffic derived from new products (including 8xx origination and 8xx termination).

Cost of Services. Cost of services increased by approximately $3.98 million to approximately $6.79 million for the six months ended June 30, 2001, from approximately $2.81 million for the six months ended June 30, 2000. The increase in expense generally resulted from the increase in traffic described above. As a result of this increased traffic, collocation facility fees increased to $358,993 for the six months ended June 30, 2001, from $38,511 for the six months ended June 30, 2000, and telecommunications fees increased to approximately $6.21 million for the six months ended June 30, 2001, from approximately $2.70 million for the six months ended June 30, 2001. As a percentage of net service revenue, cost of services expense increased to approximately 75.5% for the six months ended June 30, 2001, from approximately 53.1% for the six months ended June 30, 2000, due to costs associated with expanding the Company's network, adding presence in new markets, and introducing a new product with lower gross margins.

Selling and Marketing Expenses. Selling and marketing expenses include expenses relating to the salaries, payroll taxes, benefits and commissions that the Company pays for sales personnel and the expenses associated with the development and implementation of its promotion and marketing campaigns, including expenses relating to its outside public relations firm and industry analysts. Selling and marketing expenses increased by $172,524 to $210,390 for the six months ended June 30, 2001 from $37,866 for the six months ended June 30, 2000. This increase is attributable to the implementation of promotion and marketing campaigns.

General and Administrative Expenses. General and administrative expenses include salary, payroll tax and benefit expenses and related costs for general corporate functions, including executive management, administration, office facilities, information technology and human resources. General and administrative expenses increased by $85,728 to approximately $2.13 million for the six months ended June 30, 2001, from approximately $2.05 million for the six months ended June 30, 2000. General and administrative expenses increased primarily due to an increase in the number of personnel and an increase in consulting and professional fees but the increase was offset by a decrease in the unearned stock compensation charge. As a percentage of net revenue, general and administrative expenses decreased to approximately 23.7% for the six months ended June 30, 2001, from approximately 38.8% for the six months ended June 30, 2000.

Depreciation, Depletion, and Amortization Expense. Depreciation, depletion, and amortization expense increased by approximately $2.71 million to approximately $3.08 million for the six months ended June 30, 2001, from approximately $370,000 for the six months ended June 30, 2000. This increase primarily resulted from amortization of goodwill associated with the DataVoN merger in June of 2000 and the acquisition of Video Intelligence in April of 2001 and depreciation of equipment related to the expansion of the Company's network.

Interest Income and Interest Expense. Interest expense is primarily comprised of interest on the Company's notes payable, and various capital leases. Interest income is primarily composed of income earned on the Company's cash and cash equivalents and certificates of deposit.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal capital and liquidity needs historically and currently have related to the development of its network infrastructure, its sales and marketing activities, and general capital needs. Historically the Company's capital needs have been met, in large part, from cash flow generated from operations. Because the Company is placing greater emphasis on expanding its network infrastructure, the Company plans to meet an increasing portion of its capital needs through debt or equity investments, operating or capital leases and/or other forms of equipment financing, although no assurance can be given that such investments, leases, or other forms of financing will be available at all or on terms that are acceptable to the Company. If the Company is unable to generate sufficient cash flow or obtain outside financing, capital expenses will be cancelled or delayed until sufficient cash resources are available.

     Net cash used by operating activities was approximately $1.34 million for the six months ended June 30, 2001, as compared to net cash provided by operating activities of approximately $2.18 million for the six months ended June 30, 2000. Cash used by operating activities was primarily attributable to increased selling, general and administrative expenses related to the Company's network and its expansion.

     Net cash used in investing activities was approximately $1.06 million for the six months ended June 30, 2001, as compared to net cash provided by investing activities of approximately $390,000 for the six months ended June 30, 2000. The increase was attributable to the payment of deposits on leases, capital expenditures and the acquisition of Video Intelligence. Net cash used in financing activities was approximately $267,000 for the six months ended June 30, 2001, as compared to net cash used in financing activities of approximately $690,000 for the six months ended June 30, 2000. The decrease is attributable to financing related to the Company's network and its expansion.

     In March 2000, the Company entered into a note payable arrangement with a vendor for the purchase of network equipment. In October 2000, the Company refinanced the equipment with a master revolving note with a bank to include future purchase of equipment. The interest is payable monthly at an interest rate of the bank's prime rate plus .5%, with the outstanding principal converting into an installment loan on May 22, 2001 of which approximately $250,000 was outstanding as of July 31, 2001. As of August 20, 2001 the Company was in the process of refinancing this note.

     On June 21, 2000, the Company entered into a Loan and Security Agreement with a bank that provided a $500,000 revolving credit facility. That facility expired by its own terms on or about April 20, 2001. The Company never drew any funds under the facility.

     On November 5, 2000, the Company entered into a Variable Rate Installment Agreement with a bank for approximately $300,000. The note bears interest at the bank's prime rate plus 1% per annum. The note is due November 5, 2003. As of July 31, 2001, the balance was approximately $200,000.

     On June 1, 2001, Video Intelligence entered into a Security Agreement and Note Payable with a related party for $100,000. Until the final balance is paid on June 1, 2002 the note bears interest at 9% per annum. The note is unsecured.

VIDEO INTELLIGENCE MERGER

     On April 13, 2001, the Company acquired, through a merger, Video Intelligence, Inc., a Pennsylvania corporation ("Video Intelligence"). Pursuant to the Video Intelligence merger, the Company issued 6,749,775 shares of the common stock, par value $0.001 per share, of the Company (the "Common Stock") and agreed to pay a total of $493,225 in cash to the holders of all of the issued and outstanding shares of capital stock of Video Intelligence. As reported on the OTC Bulletin Board, the price at which the Common Stock last traded on April 12, 2001 was $0.65 per share. Of the total cash consideration to be paid by the Company in connection with the Video Intelligence merger, $246,613 was paid on April 13, 2001. The balance of $246,612 was paid on June 12, 2001.

     An aggregate of 2,530,251 shares of Common Stock issued in connection with the Video Intelligence merger are subject to a certain Relinquishment Agreement, dated April 12, 2001 (the "Relinquishment Agreement"), among the Company, Video Intelligence, and certain stockholders of the Company. Pursuant to the Relinquishment Agreement, in the event that financial or other performance criteria set forth in the Relinquishment Agreement are not achieved during the first year after the closing of the Video Intelligence merger, all or a portion of the Common Stock issued by the Company in connection with the Video Intelligence merger will be relinquished and transferred to the Company, without further consideration, as a refund of consideration previously paid in connection with the Video Intelligence merger.

     Under the terms of the Video Intelligence merger, all of the options to purchase shares of common stock of Video Intelligence that were issued and outstanding at the time of the Video Intelligence merger were assumed by the Company and converted into options to purchase 1,141,804 shares of the Common Stock at an exercise price of $0.25 per share. The assumed options were exercisable for a period of ninety days following the closing of the Video Intelligence merger. As of the final exercise date, 948,948 of the options had been exercised and 192,856 had been abandoned. The total exercise price paid for these options was $153,830 and 333,629 shares exchanged in cashless options exercises. A portion of the option shares issued is subject to the same Relinquishment Agreement discussed above.

CAPITAL EXPENDITURES

     Capital expenditures totaled approximately $452,000 for the six months ended June 30, 2001. The Company expects to continue the expansion of its network throughout 2001 and intends to increase its capital expenditures accordingly. The Company has incurred approximately $5.33 million in network expansion costs, approximately $910,000 of which were capital leases and cash from operations and $4.42 million of which were operating leases, during the first two quarters of 2001. The Company intends to incur approximately $8.82 million in additional capital expenditures during the remainder of 2001, which the Company expects will be funded through a combination of operating and capital leases, cash from operations, and the issuance of either debt or equity securities or both. The Company currently does not have sufficient cash on hand, existing borrowing availability or any commitments for the cash to fund all of the planned capital expenditures. The Company intends to use cash flow from operations, issuance of obligations under capital and operating leases, and proceeds from the sale of either debt or equity securities or both to fund such capital expenditures. There can be no assurance that the Company will be able to generate sufficient cash flow or obtain such outside financing to fund the planned capital expenditures. If the Company is unable to generate sufficient cash flow or obtain such outside financing, the planned expansion of its network infrastructure will be reduced, delayed or canceled and such reduction, delay or cancellation could have a material adverse effect on the business, financial condition or results of operations of the Company.

CONTINGENCIES

The Company is currently involved in litigation with a former sales agent with regard to commissions allegedly owed to the former commissioned agent by the Company. The trial stage of the litigation concluded on August 17, 2001 and resulted in responses to a jury charge against the Company in the amount of $1.6 million plus attorneys' fees. As of August 20, 2001 there is no final judgment and no reserve for this claim has been established. If a judgment against the Company becomes final, the Company will appeal the judgment and continue to vigorously defend against such claims. In addition, the Company will establish or arrange for a reserve at the time the judgment against the Company becomes final. An unfavorable outcome in this matter could have a material adverse effect upon the Company's consolidated financial position and consume working capital. See also Note 8 to the Condensed Consolidated Financial Statements included herein.

     In addition, the Company is party from time to time to ordinary litigation incidental to its business, none of which is expected to have a material adverse effect on the results of operations, financial position or liquidity of the Company.

SUBSEQUENT EVENTS

     On August 13, 2001, the Company entered into an Agreement with Dynegy Technology Capital Corp ("DTC"), a wholly owned subsidiary of Dynegy, Inc., a Texas corporation. Under the terms of the Agreement the Company may receive an equity investment of $3 million in exchange for 2,624,902 shares of the Company's Common Stock. On August 13, 2001 $1.5 million of this investment was distributed at closing in exchange for 1,312,451 shares, the balance to be distributed, subject to the Company achieving certain performance metrics, at thirty day intervals from closing at approximately $500,000 in exchange for approximately 437,000 shares of common stock for each of the three intervals. However, the final $750,000 of the investment is subject to post-closing negotiations of terms and conditions between DTC and the Company regarding the exchange of warrants for equipment financing to be provided by DTC. Contemporaneously with the investment, DTC and the Company signed a commercial cooperation agreement under which DataVoN, Inc., the Company's wholly owned, enhanced communications services subsidiary will provide a right of first and last look for contracts to purchase equipment and services, including bandwidth and IP telephony equipment, from DynegyConnect, a worldwide provider of network solutions and connectivity for wholesale customers.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a Replacement of FASB Statement No. 125." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities and is effective after March 31, 2001. The Company adopted SFAS 140 in the second quarter of 2001. The adoption of SFAS 140 did not have a material impact on the Company's consolidated financial statements and related disclosures.

     In June 2001, the FASB issued SFAS No.'s 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS 142 requires that ratable amortization of goodwill be replaced with period fair-value based tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. Additionally, under the provision of the new accounting standard, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, in fiscal year 2002. Adoption of SFAS No. 141 and 142 is not expected to have a material impact on the Company's consolidated financial statements and related disclosures.

     In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS 143 is not expected to have a material impact on the Company's consolidated financial statements and related disclosure.

     Management believes that SFAS 142 will have a material non-cash impact on the Company's consolidated financial statements, as it will not allow for amortization of goodwill, which approximates $6 million annually. At this time the Company has not determined how goodwill will be allocated to specific reporting units as of

January 1, 2002, as the Company is in the process of evaluating its reporting units. Accordingly, the Company has not made a determination about whether or not an impairment charge will be necessary upon adoption of the new standard.

                                    PART II
                               OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

Information pertaining to this item is incorporated herein from Part I. Financial Information (Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Contingencies).

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On April 13, 2001, in connection with the Video Intelligence merger, the Company issued 6,749,775 shares of its common stock, par value $0.001 per share, to the holders of capital stock of Video Intelligence, in addition to a cash payment of $493,225. (See Note 2 to the consolidated financial statements included herein). The Company believes that the issuance of such securities was exempt from registration in reliance on Section 4(2) of the Securities Act of 1933 as a transaction not involving a public offering. The issuance was made without general solicitation or advertising, and the stockholders of Video Intelligence represented that they were acquiring the shares without a view to distribute and that they were afforded the opportunity to review all publicly filed documents and to ask questions, and receive answers from, officers of the Company.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

Exhibit No.                                  Description
----------                                   -----------

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

4.1 Registration Rights Agreement, dated April 12, 2001, among DTVN Holdings, Inc. and each security holder named therein that becomes a party to the agreement by the execution and delivery of a counterpart signature page thereto (incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 0-22076) filed with the SEC on April 27, 2001).

10.1 Agreement and Plan of Merger, dated April 12, 2001, among DTVN Holdings, Inc., Videos Intelligence, Inc., Video Intelligence, Inc., Philip O'Reilly, Roger Vergin, Bruce Hawkins, and Bryan Morriss (incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 0-22076) filed with the SEC on April 27, 2001).

10.2 Relinquishment Agreement, dated April 12, 2001, among DTVN Holdings, Inc., Videos Intelligence, Inc., Philip O'Reilly as the Holder Representative, Philip O'Reilly, Bruce Hawkins, Joy Thompson, Bryan Morriss, Scott Winterstein, Joe Yapsuga, Roger Vergin, Michal West, and Robert Harris (incorporated by reference from Exhibit 2.2 to the Company's Current Report on Form 8-K (File No. 0-22076) filed with the SEC on April 27, 2001).

(b)  Reports on Form 8-K

     The Company filed the following Reports on Form 8-K during the quarter ended June 30, 2001:

         Current Report on Form 8-K dated April 13, 2001 and filed April 27, 2001, reporting, on Items 2 and 7, the completion of the acquisition of Video Intelligence, Inc. pursuant to an Agreement and Plan of Merger dated April 12, 2001 (the "Merger Agreement"). The Merger Agreement and related documents are attached as exhibits thereto.

         Amendment to Current Report on Form 8-K/A dated April 13, 2001 and filed May 14, 2001, correcting a misstatement contained in Item 2 of the Form 8-K filed on April 27, 2001.

         Current Report on Form 8-K dated May 14, 2001 and filed May 22, 2001, reporting, on Item 5, two press releases announcing the resignation of a director and the appointment of a director and chief financial officer.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        DTVN Holdings, Inc.


Dated:   August 20, 2001                /s/  Philip N. O'Reilly
                                        -------------------------------
                                        Philip N. O'Reilly
                                        Chief Financial Officer (Duly Authorized
                                        Officer and Principal Financial Officer)