Form 10-Q
period 2001-09-30
DTVN HOLDINGS INC
filed 2001-11-19
CIK 908246

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 2001
               [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                                THE EXCHANGE ACT
                For the transition period from _______ to _______
                         Commission File Number: 0-22076

                               DTVN Holdings, Inc.
        (Exact Name of Small Business Issuer as Specified in Its Charter)
                                    Delaware
         (State or Other Jurisdiction of Incorporation or Organization)
                                   76-0404904
                      (I.R.S. Employer Identification No.)

                          1801 Gateway Blvd, Suite 101
                             Richardson, Texas 75080
                    (Address of Principal Executive Offices)

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

As of November 12, 2001 there were 59,414,609 shares of DTVN Holdings, Inc. Common Stock, $.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one):
          Yes ___             No  X
                                 ---

                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                                                                                            Page
                                                                                                          Number
                                                                                                          ------
PART I    Financial Information
          Item 1.    Consolidated Financial Statements
                     Condensed Consolidated Balance Sheets (Unaudited) ...............................         3
                     Condensed Consolidated Statements of Operations (Unaudited) .....................         4
                     Condensed Consolidated Statements of Cash Flows (Unaudited) .....................         5
                     Notes to Condensed Consolidated Financial Statements ............................         6
          Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
                     Operations ......................................................................         9

PART II   Other Information
          Item 1.    Legal Proceedings ...............................................................        16
          Item 2.    Changes in Securities and Use of Proceeds .......................................        16
          Item 6.    Exhibits and Reports on Form 8-K ................................................        17

PART I.   FINANCIAL INFORMATION
ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS.

                      DTVN HOLDINGS, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                          September 30,         December 31,
                           Assets                                             2001                  2000
                                                                        -----------------     ----------------
Current assets:
  Cash and cash equivalents                                             $       2,244,950     $      2,895,402
  Certificates of deposit                                                         100,529              100,000
  Accounts receivable                                                           1,833,077              278,059
  Vendor deposit                                                                   64,000               64,000
  Deferred tax asset (note 10)                                                         --              902,339
  Prepaid expenses                                                                417,692                   --
  Other current assets                                                             10,435              121,674
                                                                        -----------------     ----------------
                Total current assets                                            4,670,683            4,361,474
                                                                        -----------------     ----------------
Property and equipment, net                                                     2,749,691            1,136,806
Goodwill, net                                                                   4,039,000           23,562,199
Investments                                                                        50,000              182,061
Other assets                                                                      310,359                   --
Purchased technology                                                                   --              635,508
                                                                        -----------------     ----------------
                                                                        $      11,819,733     $     29,878,048
                                                                        =================     ================

          Liabilities and Stockholders' Equity

Current liabilities:
  Note payable to related parties (note 5)                              $         122,750     $        249,090
  Current portion of notes payable (note 5)                                     1,116,946              211,035
  Accounts payable                                                              2,729,758            1,314,688
  Unearned revenue                                                                168,773              697,758
  Accrued liabilities and other (note 7)                                        3,767,047              994,609
  Current installments of obligations under capital leases                        365,158               11,971
                                                                        -----------------     ----------------
                Total current liabilities                                       8,270,432            3,479,151
                                                                        -----------------     ----------------

Deferred income taxes                                                                  --               39,101
Notes payable less current portion (note 5)                                       241,375              343,411
Obligations under capital leases, excluding current installments                  298,191               12,139
                                                                        -----------------     ----------------
                Total liabilities                                               8,809,996            3,873,802
                                                                        -----------------     ----------------
Stockholders' equity:
  Common stock, $.001 par value, 150,000,000 shares                                58,977               49,966
  authorized, and 58,977,124 issued and outstanding
  at September 30, 2001 and 49,965,951 issued and outstanding at December 31, 2000
  Additional paid in capital                                                   36,388,475           29,959,014
  Accumulated Deficit                                                         (33,437,717)          (4,057,027)
  Accumulated other comprehensive income                                               --               52,293
                                                                        -----------------     ----------------
Contingencies (note 10)
                Total stockholders' equity                                      3,009,735           26,004,246

                                                                        $      11,819,733     $     29,878,048
                                                                        =================     ================

     See accompanying notes to condensed consolidated financial statements.

                      DTVN HOLDINGS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                          Three Months Ended September 30,  Nine Months Ended September 30,
                                                                2001             2000             2001             2000
                                                          --------------------------------  -------------------------------
Revenues:
    Net service revenue                                   $   3,638,481       3,087,466     $    12,629,454       8,372,795
    Other revenue                                                13,437          56,669             154,717          82,669
                                                          -------------     -----------     ---------------    ------------
          Total revenues                                      3,651,918       3,144,135          12,784,171       8,455,464
Operating expenses:
    Cost of services                                          4,031,053       2,000,405          10,822,326       4,808,771
    Selling and marketing                                        76,458          30,532             286,848          68,398
    General and administrative (note 6)                       1,824,409       1,286,082           3,959,280       3,335,225
    Litigation judgment (note 7)                              2,110,011              --           2,110,011              --
    Amortization of goodwill                                  1,554,443       1,328,890           4,406,586       1,649,280
    Loss on disposal of assets (note 8)                      19,394,416              --          19,394,416              --
    Depreciation, depletion and amortization                    135,164          56,607             363,547         110,010
                                                          -------------     -----------     ---------------    ------------
           Total operating expenses                          29,125,954       4,702,516          41,343,014       9,971,684
                                                          -------------     -----------     ---------------    ------------
          Operating  loss                                   (25,474,036)     (1,558,381)        (28,558,843)     (1,516,220)
Interest income                                                  15,525          31,020              58,437          59,064
Gain on sale of investments                                          --              --              59,232              --
Interest expense                                                 29,035           8,687              62,033          24,843
                                                          -------------     -----------     ---------------    ------------
          Loss before income taxes                          (25,487,546)     (1,539,059)        (28,503,207)     (1,485,010)
Income tax expense (benefit)                                    927,405         (77,762)            877,483       (739,529)
                                                          -------------     -----------     ---------------    ------------
          Net loss                                        $ (26,414,951)     (1,461,297)    $   (29,380,690)       (745,481)
                                                          =============     ===========     ===============    ============
Net loss per common share:
          Basic and diluted                               $       (0.46)          (0.03)    $         (0.55)          (0.02)
                                                          =============     ===========     ===============    ============
Weighted average common shares outstanding:
          Basic                                              57,953,608      49,965,951          53,508,231      44,024,522
                                                          =============     ===========     ===============    ============
          Diluted                                            67,573,016      49,965,951          60,167,896      44,024,522
                                                          =============     ===========     ===============    ============
Pro forma data:
          Income tax expense                                                                                   $     66,491
                                                                                                               ------------
          Net loss                                                                                             $ (1,551,501)
                                                                                                               ============
          Net loss per common share:
               Basic and diluted                                                                               $      (0.04)
                                                                                                               ============
          Weighted average common shares outstanding:
               Basic and diluted                                                                                 44,024,522
                                                                                                               ============

     See accompanying notes to condensed consolidated financial statements.

                      DTVN HOLDINGS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                Nine Months Ended    September 30,
                                                                                       2001              2000
                                                                                       ----              ----
Cash flows from operating activities:
    Net loss                                                                      $(29,380,690)      $   (745,481)
    Adjustments to reconcile net loss to net cash provided
        by (used in) operating activities:
           Depreciation, depletion and amortization                                  4,770,133          1,759,290
           Non-cash general & administrative expenses                                  593,680          1,652,042
           Loss on disposal of asset                                                19,394,416              3,011
           Deferred tax (benefit) expense                                              877,483           (975,353)
           Gain on sale of investments                                                 (59,232)                --
           Changes in assets and liabilities:
               Accounts receivable                                                  (1,490,972)           535,388
               Customer deposit                                                             --           (360,000)
               Accounts payable and accrued liabilities                              4,006,907            589,155
               Unearned revenue                                                       (528,985)           177,626
               Vendor deposit                                                               --            324,791
               Prepaid expenses                                                       (262,669)           (43,634)
               Other current assets                                                    (52,826)            29,253
                                                                                  ------------       ------------
                         Net cash provided by (used in) operating activities        (2,132,755)         2,946,088
                                                                                  ------------       ------------
Cash flows from investing activities:
    Capital expenditures                                                              (966,031)          (155,414)
    Payment of deposits                                                               (310,358)                --
    Purchase of certificates of deposit                                               (100,529)                --
    Proceeds from maturity of certificates of deposit                                  100,000                 --
    Sale of investments                                                                138,721                 --
    Sale of assets                                                                     740,000                 --
    Payment of cash for acquisitions, net of cash acquired                            (410,793)           432,414
                                                                                  ------------       ------------
                         Net cash provided by (used in) investing activities          (808,990)           277,000
                                                                                  ------------       ------------
Cash flows from financing activities:
    Proceeds from notes payable to related parties                                     122,750            250,000
    Principal payments on notes to related parties                                    (249,090)                --
    Principal payments on obligations                                                 (237,834)          (232,286)
    Proceeds from notes payable                                                      1,023,267                 --
    Payment of dividends                                                                    --           (847,446)
    Proceeds sale of common stock                                                    1,500,000                 --
    Proceeds exercise stock options                                                    132,200                 --
                                                                                  ------------       ------------
                         Net cash provided by (used in) financing activities         2,291,293           (829,732)
                                                                                  ------------       ------------
Net (decrease) increase in cash and cash equivalents                                  (650,452)         2,393,356
Cash and cash equivalents at beginning of period                                     2,895,402            394,740
                                                                                  ------------       ------------
Cash and cash equivalents at end of period                                        $  2,244,950       $  2,788,096
                                                                                  ============       ============
Supplemental disclosure of cash flow information:
    Cash paid during the year for interest                                        $     52,865       $      2,164
                                                                                  ============       ============
    Cash paid during the year for income taxes                                    $     27,327       $     27,180
                                                                                  ============       ============
Supplemental disclosure of noncash investing and financing activities:
    Purchase of equipment in exchange for note payable                            $         --       $    709,473
                                                                                  ============       ============
    Disposal of capitalized lease asset                                           $         --       $     51,745
                                                                                  ============       ============
    Reverse acquisition of Zydeco by DataVoN                                      $         --       $ 27,962,700
                                                                                  ============       ============
    Acquisition of Video Intelligence by DTVN                                     $  4,678,086       $         --
                                                                                  ============       ============
    Acquisition of equipment under capital lease                                  $    751,835       $         --
                                                                                  ============       ============

     See accompanying notes to condensed consolidated financial statements.

                               DTVN HOLDINGS, INC.
              Notes to Condensed Consolidated Financial Statements
                           September 30, 2001 and 2000

                                   (Unaudited)

(1) Merger and Basis of Financial Reporting

On June 9, 2000, DataVoN, Inc. ("DataVoN") merged (the "Merger") with DTVN Holdings, Inc. ("DTVN"), formerly Zydeco Energy, Inc., and DataVoN became a subsidiary of DTVN. Shareholders of DataVoN received shares of DTVN equal to a majority of the shares of DTVN outstanding after the transaction. Accordingly, the business combination has been accounted for as a reverse acquisition of DTVN by DataVoN using the purchase method of accounting. Accordingly, the historical financial statements of DataVoN prior to the Merger have become the financial statements of the registrant, and the results of operations of DTVN have been combined with DataVoN beginning on June 9, 2000. References to the "Company" refer to operations of DataVoN prior to the Merger and the combined operations of DataVoN and DTVN subsequent to the Merger. The purchase price totaled approximately $28 million, which was comprised of the traded market value of DTVN's outstanding common stock and the fair value of DTVN's outstanding options and warrants at the date the Merger was agreed and announced, and direct acquisition costs. A substantial portion of the purchase price was allocated to goodwill that was being amortized to expense over a five-year period. As a result of a disposition of substantially all the tangible assets acquired in the June 2000 Zydeco Energy, Inc. merger during the three month period ended September 30, 2001 all of the remaining goodwill was written off.

Under the terms of the Merger, DataVoN's shareholders received 32,623,855 shares of common stock and 7,190 shares of preferred stock of DTVN. The preferred shares were automatically converted into 7,190,000 common shares when sufficient additional common shares of DTVN were authorized by its stockholders.

In connection with the Merger, DataVoN converted from an S corporation into a C corporation. Accordingly, the Company eliminated DataVoN's retained earnings and established deferred federal income taxes at the date of the Merger. The corresponding deferred tax benefit of $643,969 was recognized in the statement of operations for the nine months ended June 30, 2000. The unaudited pro forma statement of operations data presented on the face of the statements of operations for the nine months ended September 30, 2000 is based upon the Company's historical income statements and give effect to pro forma income taxes as if the Company was a C corporation for the entire duration of both periods.

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

(2) Acquisitions

On April 13, 2001, the Company completed a merger with Video Intelligence, Inc., a Pennsylvania corporation ("Video Intelligence"). Pursuant to the merger, the Company issued 6,749,775 shares of the common stock, par value $0.001 per share, of the Company (the "Common Stock") and agreed to pay a total of $493,225 in cash to the holders of all of the issued and outstanding shares of capital stock of Video Intelligence. An aggregate of 2,530,251 shares of Common Stock issued in connection with the merger are subject to a certain Relinquishment Agreement, dated April 12, 2001 among the Company, Video Intelligence and certain stockholders. Pursuant to the Relinquishment Agreement, in the event that financial or other performance criteria set forth in the Relinquishment Agreement are not achieved during the first year after the closing of the merger, all or a portion of the Common Stock will be relinquished and transferred to the Company, without further consideration, as a refund of consideration previously paid in connection with the merger. Under the terms of the merger, all of the options to purchase shares of common stock of Video Intelligence that were issued and outstanding at the time of the merger were assumed by the Company and converted into options to purchase 1,141,804 shares of Common Stock at $0.25 per share. The assumed options were exercisable for a period of ninety (90) days following the closing of the merger. As of the final exercise date, 948,948 of the options had been exercised and 192,856 were abandoned. The total exercise price paid for these options was $153,830 and 333,629 shares exchanged in cashless option exercises. A portion of the option shares issued is subject to the Relinquishment Agreement discussed above.

(3) Stock Compensation

In 2000, the Company adopted two stock option plans. Under the plans, the Company may grant to officers, directors, consultants and employees options to purchase shares of the Company's Common Stock. In March of 2000, under the DataVoN, Inc. Stock Option Plan, effective as of March 17, 2000 (the "March 2000 Plan") the Company granted options to purchase 2,522,459 shares of its common stock at an exercise price of $.49 per share. As of September 30, 2001, a total of 1,187,652 of the options granted under the March 2000 Plan were forfeited. An adjusted stock compensation charge related to those options of $2.9 million is being recognized over the vesting period. Through September 30, 2001, the Company had granted options to purchase a total of 5,345,800 shares of its common stock under the DTVN Holdings, Inc. 2000 Stock Option and Restricted Stock Plan effective as of December 21, 2000 (the "December 2000 Plan"), at exercise prices generally equal to the common stock's fair market value as of the date of such grants. During the third quarter of 2001, options on 150,000 shares were forfeited when Directors left the Company. As of September 30, 2001, a total of 850,000 of the options granted under the December 2000 Plan had been forfeited. As of September 30, 2001, with respect to the December 2000 Plan, $313,750 is being recognized as a stock compensation charge over the vesting period. All option grants occurring after March 2000, have been made under the December 2000 Plan. With some exceptions, all options have a 10-year life and a 3-year vesting period.

(4) Segment Information

As a result of the Merger and the acquisition of Video Intelligence, DataVoN combined with Video Intelligence provides Internet protocol services to a number of major domestic and international carriers and IP users desiring to employ the benefits of Voice over Internet Protocol ("VoIP") technology and networking and enhanced video services. Zydeco Exploration, Inc., a wholly owned subsidiary, that was engaged in the exploration for oil and gas utilizing advanced three-dimensional seismic and computer-aided exploration techniques sold a substantial portion of its assets in the third quarter for $740,000, which resulted in a write off of the remaining goodwill related to the Merger from June 2000. (See Note 8)

(5) Notes Payable

In March 2000, the Company entered into a note payable arrangement with a vendor for the purchase of network equipment. In October 2000, the Company refinanced the equipment with a master revolving note with a bank to include future purchases of equipment. The interest is payable monthly at an interest rate of the bank's prime rate plus .5%, with the outstanding principal converting into an installment loan on May 22, 2001. On October 19, 2001, the remaining balance was refinanced with a Promissory Note to another bank. The note bears interest at the bank's base rate plus 1% per annum. The note is due October 2004.

On May 1, 2000, the Company entered into a Security Agreement and Note Payable with a related party for $300,000. Until the final balance of $100,000 was paid on April 16, 2001 the note bore interest at 9% per annum. The note was secured by substantially all of the Company's assets.

On February 23, 2001, the Company entered into a Variable Rate Installment Agreement with a bank for $23,000. The note bears interest at the prime rate plus 1% per annum. The note is due December 23, 2004. On October 19, 2001, the remaining balance was refinanced with a Promissory Note to another bank. The note bears interest at the bank's base rate plus 1% per annum. The note is due October 2004.

On June 1, 2001, Video Intelligence entered into a Security Agreement and Note Payable with a related party for $100,000 and on July 29, 2001 an additional $22,000. Until the final balance is paid on June 1, 2002 and July 29, 2002 the note bears interest at 9% per annum. The note is unsecured.

On September 24, 2001, the Company entered into a Promissory Note with an individual for up to $2,000,000. This note evidences a line of credit under which the Company can request a maximum of two advances. Interest shall accrue on the unpaid balance of the principal at 10% per annum.

The advances are due 180 days after drawn. As of October 23, 2001, $1,000,000 had been advanced on the note. The note is secured by a lien on all of the Company's accounts receivable and is due on March 23, 2002.

(6)  General and Administrative Non-Cash Expenses

The Company incurred non-cash general and administrative expenses during the three and nine month periods ended September 30, 2001 and September 30, 2000. These non-cash expenses relate to the stock compensation charge resulting from the issuance of options. The non-cash expense for the three months ended September 30, 2001 and 2000 was $244,185 and $460,335, respectively. The non-cash expense for the nine months ended September 30, 2001 and 2000 was $579,642 and $1,652,042, respectively.

(7)  Litigation Judgment

DataVoN is currently involved in litigation with a former sales agent with regard to commissions allegedly owed to the former commissioned agent by DataVoN. The trial stage of the litigation concluded on August 17, 2001 and resulted in responses to a jury charge against DataVoN in the approximate amount of $2.1 million, which included attorneys' fees, court costs and interest. DataVoN recognized an expense of approximately $2.1 million and accrued the corresponding liability in the three month period ended September 30, 2001. DataVoN currently has a motion for new trial pending based on factual insufficiency of the evidence supporting the verdict, as well as newly discovered evidence of violation of the contractor agreement. The new trial motion is scheduled to be heard on November 26, 2001. If the Court denies the new trial motion, DataVoN intends to appeal the judgment and has within 30 days of the denial of the to post a bond to cover the post judgment collection efforts and file the notice of appeal. DataVoN does not expect to commit any significant cash resources to the fulfillment of any bond requirements as the amount of the bond is subject reduction and/or negotiation.

(8)  Loss on Disposal of Assets

As a result of selling substantially all the assets obtained from the June 2000 merger with Zydeco Energy, Inc. during the three month period ended September 30, 2001, a loss on disposal was recognized in the amount of $19,394,416.

(9)  Comprehensive Income (Loss)

Net income (loss) equals comprehensive income (loss) at September 30, 2001 and 2000.

(10) Income Taxes

Management assessed the likelihood the Company would utilize the deferred tax assets, and decided it is more likely than not, the deferred tax assets will not be realized, therefore, a full valuation allowance has been established.

(11) Contingencies

The Company is party from time to time to ordinary litigation incidental to its business, none of which is expected to have a material adverse effect on the results of operations, financial position or liquidity of the Company.

(12) Subsequent Event

DataVoN, Inc. and PointOne Telecommunications, Inc. have executed a letter of intent pursuant to which DataVoN has been approved as the primary bidder for the purchase of substantially all of PointOne's assets. PointOne is currently a Chapter 11 debtor in a bankruptcy proceeding in Austin, Texas. Any transaction between DataVoN and Point One would be subject to Bankruptcy Court approval.

On or about November 6, 2001, pursuant to the terms of a Stock Purchase Agreement dated August 13, 2001, between the Company and Dynegy Technology Capital Corp., the Company issued 437,485 shares of its common stock, part value $0.001 per share, to Dynegy in exchange for $.5 million. The Company believes that the issuance of such securities is exempt from registration in reliance on
Section 4(2) of the Securities Act of 1933 as a transaction not involving a public offering. The issuance was made without general solicitation or advertising, and the purchaser represented that it was acquiring the shares without a view to distribute and that they were afforded the opportunity to review all publicly filed documents and to ask questions, and receive answers from, officers of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the financial condition and results of operations of DTVN Holdings, Inc. (the "Company") for the three months and nine months ended September 30, 2001 should be read in conjunction with the accompanying consolidated financial statements and footnotes for the three months and nine months ended September 30, 2001 included herein and in conjunction with the consolidated audited financial statements and related notes thereto contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000. The Company believes that all necessary adjustments (consisting of normal recurring adjustments) have been included in the amounts stated below to present fairly the following quarterly information. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. Quarterly operating results have varied significantly in the past and can be expected to vary in the future. The results for interim periods are not necessarily indicative of results for the year. Unless the context otherwise requires, references in this report on Form 10-QSB to the "Company" "we", "us", or "our" refer to DTVN Holdings, Inc. and its direct and indirect subsidiaries.

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

OVERVIEW

The Company is a provider of voice, video and data services over a next generation packet switched, internet protocol ("IP") network. As of October 31, 2001, the Company was providing services to several domestic carriers and operating in 16 metropolitan markets. Through its network, the Company transports a large volume of toll-quality voice, video and data services. The Company's customers interconnect with the Company's network by connecting dedicated voice circuits from the customers' facilities to the Company's network.

Zydeco Energy, Inc. ("Zydeco") was incorporated in 1993 and engaged in acquiring leases, drilling, and producing oil and gas reserves utilizing focused geological concepts. Zydeco merged with DataVoN, Inc. ("DataVoN") in June 2000. As a result of the DataVoN merger, the former shareholders of DataVoN owned approximately 80% of the voting power of the Zydeco's common stock. The DataVoN merger was accounted for as a reverse acquisition of Zydeco by DataVoN under the purchase method of accounting. Accordingly, the historical financial statements of DataVoN prior to the DataVoN merger have become Zydeco's financial statements, and the Company's results of operations have been combined with those of DataVoN from and after the date of the DataVoN merger. As the oil and gas seismic exploration operations were not currently material to the Company's combined results of operations prior to the disposition of substantially of its assets during the three month period ended September 30, 2001, the Company does not discuss them below.

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

The Company's most significant costs and expenses are data communications and telecommunications expenses, which are comprised primarily of collocation facility fees, transport fees, termination fees, and equipment expenses. Collocation facility fees are paid for lease of rack space, power and associated services to "host" the equipment. Transport fees are paid to a "backbone provider" to carry traffic between markets. Termination fees are paid to local service providers to terminate calls. Equipment costs are capitalized and depreciated over their useful lives and minor items are expensed directly. Other expenses include charges for connections between the Company and its vendors for termination services and software support and management systems required in maintaining its network.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

Net Service Revenue. The Company's net service revenue increased by approximately $.55 million to approximately $3.64 million for the three months ended September 30, 2001, from approximately $3.09 million for the three months ended September 30, 2000. The increase in net revenue resulted from new products, the planned introduction of the new, packet-switched infrastructure and the concomitant increase in rates charged as the result of a shift from primarily flat-rated circuit revenue to primarily minutes of use revenue. The amount of traffic carried over the Company's network decreased by approximately
102.5 million minutes to approximately 358.0 million minutes for the three months ended September 30, 2001, from approximately 460.5 million minutes for the three months ended September 30, 2000. The decline in customer minutes was also affected by the loss of a large 8xx origination and 8xx termination customer that went out of business in the three months ended September 30, 2001.

Cost of Services. Cost of services increased by approximately $2.03 million to approximately $4.03 million for the three months ended September 30, 2001, from approximately $2.00 million for the three months ended September 30, 2000. The increase in expense principally resulted from the network expansion. As a result of this network expansion, collocation facility fees increased to approximately $288,500 for the three months ended September 30, 2001, from approximately $67,800 for the three months ended September 30, 2000 and telecommunications fees increased to approximately $3.52 million for the three months ended September 30, 2001, from approximately $1.80 million for the three months ended September 30, 2001. As a percentage of net service revenue, cost of services expense increased to approximately 111% for the three months ended September 30, 2001, from approximately 65% for the three months ended September 30, 2000, due to costs associated with expanding the Company's network, adding presence in new markets, and introducing a new product with lower gross margins.

Selling and Marketing Expenses. Selling and marketing expenses increased by $45,926 to $76,458 for the three months ended September 30, 2001, from $30,532 for the three months ended September 30, 2000. Selling and marketing expenses include expenses relating to the salaries, payroll taxes, benefits and commissions that the Company pays for sales personnel and the expenses associated with the development and implementation of its promotion and marketing campaigns. This increase is attributable to additional sales personnel.

General and Administrative Expenses. General and administrative expenses increased by approximately $.53 million to approximately $1.82 million for the three months ended September 30, 2001, from approximately $1.29 million for the three months ended September 30, 2000. General and administrative expenses include salary, payroll tax and benefit expenses and related costs for general corporate functions, including executive management, administration, office facilities, information technology, uncollectible accounts receivable, and human resources. General and administrative expenses increased primarily due to the recognition of a loss on uncollectible accounts receivable related to a 8xx origination and 8xx termination customer that went out of business, increase in the number of personnel and an increase in consulting and professional fees. As a percentage of net revenue, general and administrative expenses increased to approximately 50% for the three months ended September 30, 2001, from approximately 42% for the three months ended September 30, 2000.

Litigation Judgment. Litigation judgment expenses increased by approximately $2.1 million to approximately $2.1 million for the three months ended September 30, 2001, as compared to $0 for the three months ended September 30, 2000. Litigation judgment expenses increased as a result of a response to a jury charge against DataVoN.

Loss on Disposal of Assets. Loss on Disposal of Assets increased by approximately $19.39 million to approximately $19.39 million for the three months ended September 30, 2001, as compared to $0 for the three months ended September 30, 2000. This increase is a result of selling a substantial portion of the assets originally acquired in the Merger in June 2000 and the corresponding write off of the related goodwill during the three months ended September 30, 2001.

Depreciation, Depletion, and Amortization Expense. Depreciation, depletion, and amortization expense increased by approximately $.21 million to approximately $1.60 million for the three months ended September 30, 2001, from approximately $1.39 million for the three months ended September 30, 2000. This increase primarily resulted from the goodwill associated with the acquisition of Video Intelligence in April of 2001 and depreciation of equipment related to the expansion of the Company's network.

Interest Income and Interest Expense. Interest expense is primarily comprised of interest on the Company's notes payable, and various capital leases. Interest income is primarily composed of income earned on the Company's cash and cash equivalents and certificates of deposit.

Income Tax. Management assessed the likelihood the Company would utilize the deferred tax assets, and decided it is more likely than not, the deferred tax assets will not be realized, therefore, a full valuation allowance was established.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

Net Service Revenue. The Company's net service revenue increased by approximately $4.26 million to approximately $12.63 million for the nine months ended September 30, 2001, from approximately $8.37 million for the nine months ended September 30, 2000. The increase in net revenue resulted from an increase in the amount of traffic carried over the Company's network to approximately 1,303 million minutes for the nine months ended September 30, 2001, from approximately 1,200 million minutes for the nine months ended September 30, 2000 and higher per minute pricing for traffic derived from new products (including 8xx origination and 8xx termination).

Cost of Services. Cost of services increased by approximately $6.01 million to approximately $10.82 million for the nine months ended September 30, 2001, from approximately $4.81 million for the nine months ended September 30, 2000. The increase in expense generally resulted from the increase in traffic described above and the expansion of the network. As a result of this increased traffic and network expansion, collocation facility fees increased to approximately $.65 million for the nine months ended September 30, 2001, from approximately $.11 million for the nine months ended September 30, 2000, and telecommunications fees increased to approximately $9.87 million for the nine months ended September 30, 2001, from approximately $4.50 million for the nine months ended September 30, 2001. As a percentage of net service revenue, cost of services expense increased to approximately 86% for the nine months ended September 30, 2001, from approximately 57% for the nine months ended September 30, 2000, due to costs associated with expanding the Company's network and introducing a new product with lower gross margins.

Selling and Marketing Expenses. Selling and marketing expenses increased by $218,450 to $286,848 for the nine months ended September 30, 2001 from $68,398 for the nine months ended September 30, 2000. Selling and marketing expenses include expenses relating to the salaries, payroll taxes, benefits and commissions that the Company pays for sales personnel and the expenses associated with the development and implementation of its promotion and marketing campaigns. This increase is attributable to the increase in sales personnel.

General and Administrative Expenses. General and administrative expenses increased by approximately $.62 million to approximately $3.96 million for the nine months ended September 30, 2001, from approximately $3.34 million for the nine months ended September 30, 2000. General and administrative expenses include salary, payroll tax and benefit expenses and related costs for general corporate functions, including executive management, administration, office facilities, information technology and human resources. General and administrative expenses increased primarily due to the recognition of a loss on uncollectible accounts receivable related to a 8xx termination and 8xx origination customer that went out of business during the nine months ended September 30, 2001, an increase in the number of personnel, increase in consulting and professional fees, but the increase was partially offset by a decrease in the unearned stock compensation charge. As a percentage of net revenue, general and administrative expenses decreased to approximately 31% for the nine months ended September 30, 2001, from approximately 40% for the nine months ended September 30, 2000.

Litigation Judgment. Litigation judgment expenses increased by approximately $2.1 million to approximately $2.1 million for the nine months ended September 30, 2001, as compared to $0 for the nine months ended September 30, 2000. Litigation judgment expenses increased as a result of a response to a jury charge against DataVoN.

Loss on Disposal of Assets. Loss on Disposal of Assets increased by approximately $19.39 million to approximately $19.39 million for the nine months ended September 30, 2001, as compared to $0 for the nine months ended September 30, 2000. This increase is a result of selling a substantial portion of the assets originally acquired in the Merger in June 2000 and the corresponding write off of the related goodwill during the nine months ended September 30, 2001.

Depreciation, Depletion, and Amortization Expense. Depreciation, depletion, and amortization expense increased by approximately $3.01 million to approximately $4.77 million for the nine months ended September 30, 2001, from approximately $1.76 million for the nine months ended September 30, 2000. This increase primarily resulted from amortization of the goodwill associated with the DataVoN merger in June 2000 and the acquisition of Video Intelligence in April of 2001 and depreciation of equipment related to the expansion of the Company's network.

Interest Income and Interest Expense. Interest expense is primarily comprised of interest on the Company's notes payable, and various capital leases. Interest income is primarily composed of income earned on the Company's cash and cash equivalents and certificates of deposit.

Income Tax. Management assessed the likelihood the Company would utilize the deferred tax assets, and decided it is more likely than not, the deferred tax assets will not be realized, therefore, a full valuation allowance was established.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital and liquidity needs historically and currently have related to the development of its network infrastructure, its sales and marketing activities, and general capital needs. Historically, the Company's capital needs have been met, in large part, from cash flow generated from operations. Because the Company is placing greater emphasis on expanding its network infrastructure, the Company plans to meet an increasing portion of its capital needs through debt or equity investments, operating or capital leases and/or other forms of equipment financing, although no assurance can be given that such investments, leases, or other forms of financing will be available at all or on terms that are acceptable to the Company. If the Company is unable to generate sufficient cash flow or obtain outside financing, capital expenses will be cancelled or delayed until sufficient cash resources are available.

Net cash used by operating activities was approximately $2.13 million for the nine months ended September 30, 2001, as compared to net cash provided by operating activities of approximately $2.95 million for the nine months ended September 30, 2000. Cash used by operating activities was primarily attributable to network expansion and increased selling, general and administrative expenses related to the Company's network and its expansion.

Net cash used in investing activities was approximately $.81 million for the nine months ended September 30, 2001, as compared to net cash provided by investing activities of approximately $.28 million for the nine months ended September 30, 2000. The decrease was attributable to the payment of deposits on leases, capital expenditures and the acquisition of Video Intelligence.

Net cash provided by financing activities was approximately $2.29 million for the nine months ended September 30, 2001, as compared to net cash used in financing activities of approximately $.83 million for the nine months ended September 30, 2000. The increase resulted primarily from investments under a Stock Purchase Agreement whereby the investor can invest up to $3 million of which $1.5 was invested prior to September 30, 2001 and $.5 subsequently.

In March 2000, the Company entered into a note payable arrangement with a vendor for the purchase of network equipment. In October 2000, the Company refinanced the equipment with a master revolving note with a bank to include future purchases of equipment. The interest is payable monthly at an interest rate of the bank's prime rate plus .5%, with the outstanding principal converting into an installment loan on May 22, 2001. On October 19, 2001, the remaining balance was refinanced with a Promissory Note to another bank. The note bears interest at the bank's base rate plus 1% per annum. The note is due October 2004.

On November 5, 2000, the Company entered into a Variable Rate Installment Agreement with a bank for approximately $300,000. The note bears interest at the bank's prime rate plus 1% per annum. The note is due November 5, 2003. On October 19, 2001, the remaining balance was refinanced with a Promissory Note to another bank. The note bears interest at the bank's base rate plus 1% per annum. The note is due October 2004.

On February 23, 2001, the Company entered into a Variable Rate Installment Agreement with a bank for $23,000. The note bears interest at the prime rate plus 1% per annum. The note is due December 23, 2004. On October 19, 2001, the remaining balance was refinanced with a Promissory Note to another bank. The note bears interest at the bank's base rate plus 1% per annum. The note is due October 2004.

On June 1, 2001, Video Intelligence entered into a Security Agreement and Note Payable with a related party for $100,000 and on July 29, 2001 an additional $22,000. Until the final balance is paid on June 1, 2002 and July 29, 2002 the note bears interest at 9% per annum. The note is unsecured.

On September 24, 2001, the Company entered into a Promissory Note with an individual for up to $2,000,000. This note evidences a line of credit under which the Company can request a maximum of two advances. Interest shall accrue on the unpaid balance of the principal at 10% per annum and is secured by the Company's accounts receivable. The advances are due 180 days after drawn. As of October 23, 2001, $1,000,000 had been advanced on the note. The note is secured by a lien on all of the Company's accounts receivable and is due on March 23, 2002.

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

CAPITAL EXPENDITURES

Capital expenditures totaled approximately $6.28 million for the nine months ended September 30, 2001, of which approximately $.97 million was from cash from operations and approximately $5.31 million capital and operating leases. The Company expects to continue the expansion of its network throughout 2001 and intends to increase its capital expenditures accordingly. The Company intends to incur approximately $.50 million in additional capital expenditures during the remainder of 2001, which the Company expects will be funded through a combination of operating and capital leases, cash from operations, and the issuance of either debt or equity securities or both. The Company currently does not have sufficient cash on hand, existing borrowing availability or any commitments for the cash to fund all of the planned capital expenditures. The Company intends to use cash flow from operations, issuance of obligations under capital and operating leases, and proceeds from the sale of either debt or equity securities or both to fund such capital expenditures. There can be no assurance that the Company will be able to generate sufficient cash flow or obtain such outside financing to fund the planned capital expenditures. If the Company is unable to generate sufficient cash flow or obtain such outside financing, the planned expansion of its network infrastructure will be reduced, delayed or canceled and such reduction, delay or cancellation could have a material adverse effect on the business, financial condition or results of operations of the Company.

CONTINGENCIES

DataVoN, Inc. is currently involved in litigation with a former sales agent with regard to commissions allegedly owed to the former commissioned agent by DataVoN. The trial stage of the litigation concluded on August 17, 2001. . As of September 30, 2001 a judgment was entered by the Court in the amount of $2.1 million, which included attorneys' fees, court costs and interest. DataVoN has accrued this expense in this quarter. DataVoN currently has a motion for new trial pending based on factual insufficiency of the evidence supporting the verdict, as well as newly discovered evidence of violation of the contractor agreement. The new trial motion is scheduled to be heard on November 26, 2001. If the Court denies the new trial motion, DataVoN intends to appeal the judgment and has within 30 days of the denial of the to post a bond to cover the post judgment collection efforts and file the notice of appeal. DataVoN does not expect to commit any significant cash resources to the fulfillment of any bond requirements as the amount of the bond is subject reduction and/or negotiation.

In addition, the Company is party from time to time to ordinary litigation incidental to its business, none of which is expected to have a material adverse effect on the results of operations, financial position or liquidity of the Company.

SUBSEQUENT EVENTS

DataVoN, Inc. and Point One Telecommunications, Inc. have executed a letter of intent pursuant to which DataVoN has been approved as the primary bidder for the purchase of substantially all of Point One's assets. Point One is currently a Chapter 11 debtor in a bankruptcy proceeding in Austin, Texas. Any transaction between DataVoN and Point One would be subject to Bankruptcy Court approval.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the FASB issued SFAS No.'s 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS 142 requires that ratable amortization of goodwill be replaced with period fair-value based tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. Additionally, under the provision of the new accounting standard, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, in fiscal year 2002. Adoption of SFAS No. 141 is not expected to have a material impact on the Company's consolidated financial statements and related disclosures. Management believes that SFAS 142 will have a material non-cash impact on the Company's consolidated financial statements, as it will not require the amortization of the Company's remaining goodwill, which approximates $1 million annually. At this time the Company has not determined how remaining goodwill will be allocated to specific reporting units as of January 1, 2002, as the Company is in the process of evaluating its reporting units. Accordingly, the Company has not made a determination about whether or not an impairment charge will be necessary upon adoption of SFAS 142.

In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS 143 is not expected to have a material impact on the Company's consolidated financial statements and related disclosure.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company will adopt SFAS No. 144 in fiscal year 2002. The Company does not expect the provision of SFAS No. 144 to have any significant impact on its financial condition or results of operations.

                                     PART II
                               OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

Information pertaining to this item is incorporated herein from Part I. Financial Information (Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Contingencies).

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

On August 13, 2001, pursuant to the terms of a Stock Purchase Agreement between the Company and Dynegy Technology Capital Corp., the Company issued 1,312,451 shares of its common stock, par value $0.001 per share, to Dynegy in exchange for $1.5 million.

On or about September 24, 2001, the Company issued a total of 250,000 warrants for the purchase of common stock of the Company to various individuals in connection with the loan of up to $2,000,000 from an individual to the Company. The warrants are exercisable for 5 years at an exercise price of $0.60 per share.

The Company believes that the issuance of such securities was exempt from registration in reliance on Section 4(2) of the Securities Act of 1933 as a transaction not involving a public offering. The issuance was made without general solicitation or advertising, and the purchaser represented that it was acquiring the securities without a view to distribute and that they were afforded the opportunity to review all publicly filed documents and to ask questions, and receive answers from, officers of the Company.

All proceeds of these capital activities have been or will be used for operating capital.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


The 2001 Annual Meeting of Stockholders of the Company was held on July 25, 2001 to consider three new matters of business. The matters brought before the stockholders and the voting results are as follows:

  1.      Election of Directors.

          Stockholders approved the election of the following directors:

     Nominees                   SHARES FOR            SHARES AGAINST        ABSTAINING
     Hugh D. Simpson            11,449,067                  500                11,700
     Philip N. O'Reilly         11,412,187                  500                48,580
     James S. Holden            11,449,067                  500                11,700
     Amar Budarapu              11,448,567                 1000                11,700
     David G. Olson             11,449,067                  500                11,700
     G. Edward Powell           11,449,067                  500                11,700

  2. Proposal to approve Amendment to Company's 2000 Stock Option and Restricted Stock Plan.

          Stockholders were requested to approve and adopt an amendment to the Company's 2000 Stock Option and Restricted Stock Plan to increase the number of shares of Common Stock available for issuance under such plan from 7,000,000 to an amount equal to 15% of the shares of the Company's common stock issued and outstanding, subject to certain conditions. The proposal was approved by the following votes: For:
          2,258,976, Against: 422,245, Abstain: 19,200

  3.      Proposal to ratify the Appointment of KPMG LLP.

          Stockholders were requested to ratify the appointment of KPMG LLP as independent accountants for the Company for the fiscal year ending December 31, 2001. The proposal was approved by the following votes:
          For: 11,441,442, Against: 3600, Abstain: 16,225

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

10.1* Promissory Note in the original principal amount of $2,000,000 payable to J. Lee Barton by the Company.

*Filed herewith.

(b)  Reports on Form 8-K

None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      DTVN Holdings, Inc.


Dated: November 19, 2001                /s/  Philip N. O'Reilly
                                      -------------------------------
                                      Philip N. O'Reilly
                                      Chief Financial Officer (Duly Authorized
                                      Officer and Principal Financial Officer)