Form 10KSB
period 2001-12-31
DTVN HOLDINGS INC
filed 2002-04-16
CIK 908246

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

         [X]      ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

         [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission file number: 0-22076

                               DTVN HOLDINGS, INC.
                 (Name of small business issuer in its charter)

               Delaware                                  76-0404904
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

      1801 Gateway Blvd., Suite 101                          75080
            Richardson, Texas                              (Zip Code)
 (Address of principal executive offices)

                    Issuer's telephone number (972) 783-0284

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     Common Stock, $.001 par value per share

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ]No

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and disclosure will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuer's revenues for fiscal year ended December 31, 2001:  $17,147,795

         As of March 26, 2002, there were 59,414,609 shares of the registrant's common stock, $.001 par value per share (the "Common Stock"), outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant, as of such date was approximately $9,506,337 (based on the closing price of $0.16 per share as reported on the OTC Bulletin Board).

         Portions of the registrant's Proxy Statement for its 2002 Annual Meeting of Stockholders, as described in the Table of Contents enclosed, are incorporated herein by reference into Part III of this Form 10-KSB. If the Proxy Statement is not filed with the Securities and Exchange Commission in definitive form prior to April 30, 2001, the registrant intends to amend this report to include information omitted from Part III hereof.

         Transitional Small Business Disclosure Format
         Yes [ ]   No [X]

                                TABLE OF CONTENTS

ITEM 1.      DESCRIPTION OF BUSINESS ..........................................................................  2

             The Company ......................................................................................  2

             Benefits of Using the Company ....................................................................  3

             Growth Strategy ..................................................................................  4

             Acquisition Strategy .............................................................................  5

             Services .........................................................................................  5

             Customers ........................................................................................  5

             Sales and Marketing ..............................................................................  6

             Competition ......................................................................................  6

             Government Regulation ............................................................................  6

             Employees ........................................................................................  8

             Risk Factors .....................................................................................  8

ITEM 2.      DESCRIPTION OF PROPERTY .......................................................................... 15

ITEM 3.      LEGAL PROCEEDINGS ................................................................................ 16

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .............................................  16

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ............................ 16

ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ........................................ 19

             Forward-Looking Statements ....................................................................... 19

             Overview ......................................................................................... 20

             Results of Operations for Year Ended December 31, 2001 Compared to Year Ended
             December 31, 2000 ................................................................................ 21

             Liquidity and Capital Resources .................................................................. 22

             Critical Accounting Policies ..................................................................... 26

ITEM 7.      FINANCIAL STATEMENTS ............................................................................. 27

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE. ............ 44

ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
              SECTION 16(A) OF THE EXCHANGE ACT ............................................................... 45

ITEM 10.     EXECUTIVE COMPENSATION ........................................................................... 45

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ................................... 45

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ................................................... 45

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K ................................................................. 45

                                     PART I

Forward-Looking Statements

         All statements other than statements of historical fact contained in this report, including without limitation statements containing the words "believes," "may," "will," "estimate," "continue," "anticipates," "intends," "expects" "project," "potential, " and words of similar import, constitute "forward- looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which the Company operates; technology changes; competition; changes in business strategy or development plans; the ability to attract and retain qualified personnel; liability and other claims asserted against the Company; and other factors referenced in the Company's filings with the Securities and Exchange Commission. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments. All forward-looking statements included herein are expressly qualified in their entirety by the cautionary statements in this paragraph.

ITEM 1.  DESCRIPTION OF BUSINESS

The Company

         The Company, through its primary operating subsidiary, DataVoN, Inc., is a provider of converged, internet protocol (IP) communication services. The Company provides toll quality voice and data communications services over private IP networks (VoIP) targeting carrier and enterprise customers. Carriers who deploy soft switch equipment on an IP network can provide high quality video, voice, and data services while retaining the flexibility, scalability, and cost efficiencies. The Video Intelligence Division of DataVoN delivers business-critical video applications and services, specializing in enterprise IP video services, including store and forward services and video conferencing.

         Examples of services available in the Company's current product line include: voice origination and termination, "follow me" services, pre-paid calling card services, and 8xx origination and termination. Some of Video Intelligence's products are point-to-point and multi-point video conferencing, and hyperlink video archiving. In an effort to maximize the Company's staff and network advantages, the Company has focused on acquiring high volume, carrier customers, offering the carriers reduced costs for the same quality of service available in legacy networks. Building relationships with carrier customers allows the Company to establish a revenue stream for operation and expansion. The Company has a qualified management team with communications experience in companies such as MCI Worldcom, XO Communications, and CapRock Communications.

         As of December 31, 2001, the Company had deployed eight Cisco 8260 Gateway devices, and brought online a NexVerse soft switch. The Company believes that its current network has the capacity to carry approximately 500 million minutes of uncompressed, IP traffic per month. The flexibility of the new network generally provides the ability to access new markets with an implementation period of 30 to 90 days.

         The following objectives summarize the Company's strategy: (i) generating positive cash flow from sales of existing products while building a low overhead, next generation IP network with new technology at its core, (ii) managing growth conservatively by utilizing positive cash flow or other financing resources as necessary, (iii) leveraging IP technology to provide the lowest cost, carrier-grade, wholesale communications solutions to a growing domestic and international communications marketplace, and (iv) taking advantage of technologies that allow the Company to deliver a comprehensive set of converged voice, video and data services to customers.

         The Company was incorporated in 1993 (as Zydeco Energy, Inc.) and originally engaged in acquiring leases, drilling, and producing oil and gas reserves. In June 2000, the Company merged with DataVoN, Inc. ("DataVoN"). As a result of the DataVoN merger, the former shareholders of DataVoN acquired approximately 80% of the voting power of the Company's common stock. The DataVoN merger was accounted for as a reverse acquisition of the Company by DataVoN under the purchase method of accounting. Accordingly, the historical financial statements of DataVoN prior to the DataVoN merger have become the Company's financial statements, and the Company's results of operations have been combined with those of DataVoN from and after the date of the DataVoN merger. In 2001, the oil and gas seismic exploration operations were not material to the Company's combined results of operations and substantially all of the oil and gas assets were sold. Consequently, the Company does not discuss oil and gas operations below.

Benefits of Using the Company

         The Company's core business enables integrated communications service providers and large enterprises to outsource their voice and data services over an IP network at lower costs than over traditional networks while maintaining toll quality transmission for voice traffic.

         The Company believes its core services provide the following key benefits to customers:

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

         . Network Expertise. The Company believes it has positioned itself with quality IP technology vendors and a highly qualified team with extensive telecommunications network expertise. The Company's network design group handles the design, engineering, and deployment of the Company's soft-switched network. The Company has a Network Operations Center ("NOC") located in Richardson, Texas that monitors the network operations and troubleshoots the issues that arise in day-to-day operations.

         . Improved Capital Allocation of Customers. By purchasing origination, transport, and termination services from the Company, the customer can deploy financial resources in areas other than network infrastructure. The Company's customers can gain a competitive advantage or maintain competitive parity with their competitors by expanding their end user offerings (i.e., marketing, customer service) without incurring the substantial capital investments and operating costs that would otherwise be required to build and deploy their own multiple-service network.

Growth Strategy

         The Company plans to leverage its customer relationships, operational expertise, regulatory insight, and state-of-the-art network as a platform from which to drive future growth. Specifically, the Company believes the following growth opportunities are available:

         . Increased service capabilities in strong markets. As customer needs develop, the Company intends to acquire additional bandwidth and Network platform for several existing markets;

         . Expanded customer base through strategic marketing relationships and wholesale contracts. The Company has successfully acquired a number of new customers and anticipates continued expansion of the customer base in 2002;

         . Expansion in new geographic areas. The Company plans to expand into additional markets as justified by traffic patterns; and,

         . New product offerings. The Company plans to leverage its IP network and its inherent flexibility by developing and offering enhanced services, such as the video conferencing product that is now being tested by a number of potential customers.

Acquisition Strategy

         As part of its strategy to provide comprehensive communications services as part of the leverage of the Company's network, the Company may expand through strategic or tactical acquisitions of companies and through attracting individuals with relevant expertise, both within existing lines of business and complementary lines of business. The Company believes that the ongoing upheaval in the telecommunications sector continues to create opportunities for expansion through acquisitions. The Company plans to rely on the experience of its management team to identify acquisition opportunities. At this time the Company has no agreements to acquire any companies.

Services

         The Company's current services include:

..        Terminations. The Company has the flexibility to meet customers in many different cities due to its network design. This is advantageous compared to the smaller legacy carriers because a large termination footprint is deployed at a lower cost. With its next-generation network, if a customer has demand for a new market, the Company, believes it is able enter a market in roughly one-third of the time historically required. The Company is able to support nationwide terminations through its extensive "on-net" footprint and strategic partnerships that operate in geographic areas that are not "on-net" to the Company.

..        H.323. Our switching environment allows us to utilize H.323 protocol.
         This will reduce the normal provisioning cycle from 45 to 60 days to 3 to 5 days. By using H.323 to peer into other networks, the Company will be able to realize revenue in shorter time frames and offer a wider variety of services.

..        Originations: Using the IP network, The Company has developed a local origination product that competes with traditional 8XX traffic. The target customers for this product are internet service providers and other data services users. The Company believes it will see steady growth with this product, comparable to its growth in terminations.

..        International Markets: The Company is able to serve international locations through strategic partnerships that have been developed. The ability to peer into other networks with H.323 eliminates many of the obstacles in providing this service.

Customers

         The Company's current customers are telecommunications carriers, Internet service providers, pre-paid service providers, competitive local exchange carriers, independent telephone companies and enhanced services providers. The Company intends to enhance its current wholesale customer base with the addition of large enterprise customers.

         For the year ended December 31, 2001, the Company's two largest customers accounted for approximately 52.5% of the Company's revenues. As of February 28, 2002, the Company's two largest customers have accounted for approximately 79.6% of the Company's revenues in 2002. In 2001 the company moved away from yearly, minimum commitment agreements with customers. Today, the Company's customers generally enter into master service contracts under which a variety of services can be ordered. Typically, the customers do not have minimum commitments under these agreements.

Sales and Marketing

         The Company expects to expand its carrier business with existing customers. The Company plans to also leverage the next-generation packet switched network for direct sales and rapid development of new products for existing customers and untapped markets. Finally, the Company will continue to derive sales from the formation of strategic alliances with industry leaders offering products and or services, like video conferencing, that require the flexibility and the scalability of the IP-based network.

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

         Large carriers carry a substantial majority of the domestic and international traffic and have started to deploy packet-switched networks for voice and data traffic. These carriers have substantial resources and have large budgets available for research and development. In addition, several companies, many with significant resources, such as Level 3 and Qwest Communications, are building fiber optic networks, primarily in the United States, for IP telephony traffic. These networks can be expected to carry voice and data traffic.

         The Company also competes with companies who have focused primarily on IP telephony. AT&T, Clearinghouse, iBasis, and ITXC, all of which have substantially greater financial, marketing, and network resources than the Company, sell international voice and data over the Internet. Other IP telephony companies, including Net2Phone and deltathree, are currently focusing on the retail market and personal computer-based IP telephony.

         Competition for gateway access, call management, and enhanced services is becoming intense. Even though the Company faces increasing competition in this market space, the Company believes these companies may represent potential future customers and strategic partners.

Government Regulation

         The Company believes that under United States law, based on specific regulatory classifications and recent regulatory decisions, the IP communications services that the Company provides constitute information services, as opposed to regulated telecommunications services. As such, the FCC's current position is that information service providers, including IP telephony providers, are not telecommunications carriers, and thus not currently subject to FCC regulations or any regulations by state agencies charged with regulating telecommunications carriers. Nevertheless, aspects of the Company's operations may be subject to state or federal regulation, including regulation governing universal service funding, disclosure of confidential communications, copyright and excise tax issues.

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

         In the future, the FCC may require providers of Internet and IP telephony services to be subject to traditional common carrier regulation, make universal service contributions, and/or pay access charges. Increased regulation of the Internet may slow its growth. Such regulation may negatively impact the cost of doing business over the Internet and private internet and materially adversely affect the Company's business, operating results, financial condition, and future prospects.

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

Employees

         As of December 31, 2001, the Company and its subsidiaries had 30 full-time employees.

Risk Factors

         Many of the statements, estimates, predictions, and projections contained in this "Description of Business" section and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this annual report on Form 10-KSB, in addition to certain statements contained elsewhere in this annual report, are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements are prospective, involving risks and uncertainties. While these forward-looking statements, and any assumptions on which they are based, are made in good faith and reflect the Company's current judgment regarding the direction of its business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. The following risk factors should be considered carefully by the Company's stockholders and prospective investors in evaluating the Company and its business. The Company does not undertake to release publicly any revisions to forward-looking statements that may be made to reflect events or circumstances after the date of this annual report or to reflect the occurrence of unanticipated events.

Risks Related to the Company's Operations
-----------------------------------------

The Company may be unable to continue as a going concern.

         The Company's principal capital and liquidity needs historically and currently have related to the development of its network infrastructure, its sales and marketing activities, and general capital needs. The Company's capital needs have been met, in large part, from cash flow generated from operations. However, during the years ended December 31, 2001 and 2000, the Company incurred losses of $32,751,069 and $2,985,117, respectively. The Company had a working capital deficit of $7,176,555 as of December 31, 2001. As a consequence an increasing portion of the Company's capital needs have been met by and will require future capital loans or equity investments. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

         The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreements, to obtain additional financing as may be required, and ultimately to attain profitability.

         The Company has a limited operating history, and you may inaccurately assess its prospects for success.

         In 2001, the Company deployed substantially new network elements and migrated its primary business from wholesale circuits to wholesale minutes-of-use traffic. The Company's primary business line changed dramatically. The Company also devoted substantial resources to the development of a state-of-the-art video conferencing product that is now becoming available. Due to the Company's limited operating history in its current lines of business, it is difficult for the Company to predict future results of operations. Moreover, the Company cannot be sure that it has accurately identified all of the risks to its business, especially since the Company uses new, and in many cases, unproven technologies, and provides new services. As a result, its past results and rates of growth may not be a meaningful indicator of its future results of operations. Also, your assessment of the prospects for the Company's success may prove inaccurate.

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

         Failure to obtain necessary additional capital in the future on acceptable terms to the Company would prevent the Company from paying operating expenses and executing its business plan.

         The Company needs additional capital to finance operations, investments in equipment and corporate infrastructure, expand its network, increase the range of services it offers and respond to competitive pressures and perceived opportunities. Cash flow from operations and cash on hand may not be sufficient to cover the Company's operating expenses and capital investment needs. The Company cannot assure you that additional financing will be available on terms acceptable to it, if at all. Failure to obtain additional funding would prevent the Company from making expenditures that will allow it to grow or maintain its operations.

         If the Company raises additional funds by selling equity securities or issuing debt, new investors may receive more favorable terms than current stockholders, who may experience dilution.

         If the Company raises additional funds by selling equity securities, the relative equity ownership of its existing investors could be diluted or new investors could obtain terms more favorable than previous investors. If the Company raises additional funds through debt financing, it could incur significant borrowing costs. The failure to obtain additional financing when required could result in the Company being unable to continue as a going concern.

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

         The Company depends heavily on its key management. The Company's future success will depend, in large part, on the continued service of its key management and technical personnel. If any one of these individuals is unable or unwilling to continue in their present positions, the Company's business, financial condition and results of operations would suffer.

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

         The Company may face quality and capacity problems over its network based on failures by third parties.

         Vendors. The Company relies upon third-party vendors to provide it with network connectivity, bandwidth, and the equipment and software that the Company uses to transfer and translate calls from traditional voice networks to the packet switched network, and vice versa. The Company cannot assure you that it will be able to continue purchasing such equipment and software on acceptable terms, if at all. If the Company becomes unable to purchase the equipment needed to maintain and expand its network as currently configured, the Company may not be able to maintain or expand its network to accommodate growth and the Company may consequently be unable to grow revenues sufficiently to maintain projections. Additionally, there can be no assurances that such equipment or software will meet the expectations of the Company's customers or the expectations of its management with respect to capabilities, upgradability, or capacity.

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

         The market for VoIP, data and other value-added services is extremely competitive and will likely become more competitive. Internet protocol and IP telephony service providers, such as Net2Phone, Inc., iBasis, Inc., and ITXC Corp., carry and terminate voice and data traffic to various market segments over IP networks competing with the Company. In addition, major telecommunications carriers, such as AT&T, MCI WorldCom and Qwest Communications, have all entered or announced plans to enter the IP telephony market. Finally, many legacy carriers offer non-IP based products that are competitive with the Company's offerings. All of these companies are larger than the Company and have substantially more resources than the Company. Intense competition in the Company's markets can be expected to continue to put downward pressure on prices and adversely affect its profitability. The Company cannot assure you that it will be able to compete successfully against its competitors and the Company may lose customers or fail to grow its business as a result of this competition.

         The Company is subject to downward pricing pressures that could prevent the Company from maintaining profitability.

         As a result of numerous factors, including increased competition, prices for bandwidth and long distance calls have been decreasing. This downward trend of prices to end-users has caused the Company to lower the prices it charges communications service providers for call completion on its network. If this downward pricing pressure continues, the Company cannot assure you that it will be able to offer IP telephony services at costs lower than, or competitive with, the traditional voice network services with which it competes. The continued downward pressure on prices would have a material adverse effect on the Company's ability to operate its network and business profitability.

         If the Company is not able to keep up with rapid technological change in a cost effective way, the relative quality of its services could suffer.

         The technology upon which the Company's services depend is changing rapidly. Significant technological changes could render the equipment that the Company uses obsolete, and competitors may begin to offer new services that it is unable to offer. The Company must adapt to its rapidly changing market by continually improving the responsiveness, reliability, services and features of its network and by developing new features and applications to meet customer needs. If the Company is unable to successfully respond to these developments or does not respond in a cost-effective way, it may not be able to offer competitive services.

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

         The Company has grown rapidly to date and expects to continue to grow rapidly. In order to increase the number of its customers and the size of its operations, the Company will need to improve its administrative, accounting, operating systems, and controls. The Company may need to redesign several internal systems. The Company's attention to these matters may distract it from other aspects of its business. Moreover, failure to implement new systems and controls may hamper the Company's ability to provide services to customers and may impair the quality of its services that could result in the loss of customers.

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

         The Company believes that it does not infringe upon the proprietary intellectual property rights of any third party, and no third party has asserted a patent infringement claim against the Company.

         It is possible that a claim of infringement on proprietary intellectual property rights might be asserted successfully against the Company in the future. The Company's ability to provide its services depends on its freedom to operate. That is, the Company must ensure that it does not infringe upon the proprietary rights of others or have licensed all such rights. The Company has not requested or obtained an opinion from counsel as to whether its services infringe upon the intellectual property rights of any third parties. A party making an infringement claim could secure a substantial monetary award or obtain injunctive relief that could effectively block its ability to provide services in the United States.

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

Risks Related to the IP Telephony Industry
------------------------------------------

         The telecommunications industry is subject to domestic governmental regulation and legal uncertainties that could prevent the Company from executing its business plan.

         While the FCC has tentatively decided that information service providers, including IP telephony providers, are not telecommunications carriers for regulatory purposes, various companies have challenged that decision. Congress is dissatisfied with the conclusions of the FCC and the FCC could impose greater or lesser regulation on the Company's industry. The FCC is currently considering, for example, whether to impose surcharges or other regulations upon certain providers of IP telephony, primarily those that provide IP telephony services to end-users located within the United States.

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

         Effects of recent events

         The terrorist attacks in New York and Washington, D.C. on September 11, 2001, additional threatened terrorists acts, and the ongoing military action have created uncertainties in the Company's industry, as well as domestic and international economies, and the financial markets in general. These events, and potential future terrorist acts, may result in reduced demand from the Company's clients for its services and products and may potentially have a material adverse effect on its business, financial condition and operating results.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company's executive office is located at 1081 Gateway Boulevard, Suite 101, Richardson, Texas, a suburb of Dallas. Those offices constitute approximately 15,150 square feet of commercial space under lease through October 15, 2002. The Company's NOC is located in approximately 1,771 square feet of commercial space on Campbell Road in Richardson, Texas, under lease through April 30, 2003. The Company has 4,623 square feet of commercial space in Richardson, Texas, under lease with a related party through April 30, 2003. In 2002, approximately 12.5% of this space was subleased by the prime lessor for the remainder of the term of the primary lease. The remaining space is not being used. Finally, the Company has 2,739 square feet of space under lease in Ft. Worth, Texas. This former Video Intelligence space is no longer being used and the Company is attempting to sublease such space.

ITEM 3.  LEGAL PROCEEDINGS.

         DataVoN is currently involved in litigation with a former sales agent related to commission allegedly owed to the former sales agent. The trial stage of the litigation concluded on August 17, 2001, and resulted in a judgment against DataVoN in the approximate amount of $2,100,000, including attorneys' fees, court costs and accrued interest. DataVoN accrued the liability in the third quarter of 2001. DataVoN has appealed the judgment. DataVoN has not posted a supercedeas bond despite successfully obtaining a reduction of the amount of such bond from the trial court. DataVoN and the plaintiff in that litigation entered into an agreement in February 2002 suspending execution of the judgment for at least six months. Under the terms of that agreement DataVoN paid the plaintiff $100,000, agreed to pay $20,000 per month, and issued to the plaintiff warrants covering 250,000 shares of the Company's common stock with a exercise price of $0.32 per share. The cash consideration will be applied against the final judgment, if any, upheld on appeal. Additional warrants may be required to be issued under the suspension agreement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Common Stock has traded on the OTC Bulletin Board under the symbol "DTVN" since December 26, 2000, to reflect the change in the Company's name from "Zydeco Energy, Inc." to "DTVN Holdings, Inc." Prior to that date, the Common Stock was quoted under the symbol "ZNRG" on the OTC Bulletin Board from May 25, 1999, to December 25, 2000. Warrants to purchase one share of Common Stock (the "Warrants") traded on the OTC Bulletin Board under the symbol "ZNRGW" from May 25, 1999, until their expiration on December 13, 2000. The following table sets forth the quarterly high and low sales prices of the Common Stock and the Warrants as reported by the Nasdaq National Market and OTC Bulletin for the periods indicated. These quotations reflect interdealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.


                                                      Common Stock                        Warrants
                                              ------------------------------    ------------------------------
                                                   High            Low               High           Low
                                                   -----           ----              -----          ----
         Year Ended December 31, 2000
             First Quarter                        5.7500         0.0781             0.5620         0.0010
             Second Quarter                       3.0625         0.8750             0.4730         0.1250
             Third Quarter                        2.0312         0.7188             0.1250         0.0150
             Fourth Quarter                       1.6875         0.3125             0.0400         0.0010

         Year Ended December 31, 2001
             First Quarter                        1.2800         0.4100               NA             NA
             Second Quarter                       0.9500         0.5000               NA             NA
             Third Quarter                        0.8800         0.4500               NA             NA
             Fourth Quarter                       0.6500         0.2000               NA             NA

         As of March 26, 2002, there were 59,414,609 shares of the Common Stock outstanding, held by approximately 102 holders of record.

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

         On August 13, 2001, pursuant to the terms of a Stock Purchase Agreement between the Company and Dynegy Technology Capital Corp., the Company issued 1,312,451 shares of its common stock, par value $0.001 per share, to Dynegy in exchange for $1.5 million. Pursuant to the same agreement the Company issued an additional 437,485 shares of its common stock, par value $0.001, to Dynegy in exchange for $500,000 on November 6, 2001. The issuances were made without general solicitation or advertising, and the purchaser represented that it was acquiring the shares without a view to distribute and that they were afforded the opportunity to review all publicly filed documents and to ask questions, and receive answers from, officers of the Company.

         On September 18, 2001, a subsidiary of the Company entered into a Promissory Note with an individual for up to $2,000,000. This note evidences a line of credit under which the Company can request a maximum of two $1,000,000 advances. Interest accrues on the unpaid balance of the principal at 10% per annum and is secured by the Company's accounts receivable. The advances are due 180 days after drawn. As of December 31, 2001, $2,000,000 had been advanced under the note. The original draw was on September 24, 2001, and the second draw was on November 17, 2001. The original maturity date of the initial installment of the note has been extended to April 5, 2002, and the maturity of the second installment is May 15, 2002. Additionally, the lender has agreed to forbear from exercise of remedies related to alleged covenant defaults until April 5, 2002. The Company intends to pay all amounts due on April 5, 2002, and has obtained an agreement from the lender for a waiver of any then existing defaults when such payment is made. The Company issued a total of 250,000 warrants for the purchase of common stock of the Company to various individuals in connection with the loan. The warrants are exercisable for five years at an exercise price of $0.60 per share.

         DataVoN is currently involved in litigation with a former sales agent related to commission allegedly owed to the former sales agent. The trial stage of the litigation concluded on August 17, 2001, and resulted in a judgment against DataVoN in the approximate amount of $2,100,000, including attorneys' fees, court costs and accrued interest. DataVoN accrued the liability in the third quarter of 2001. DataVoN and the plaintiff in that litigation entered into an agreement in February 2002 suspending execution of the judgment for at least six months. Under the terms of that agreement DataVoN paid the plaintiff $100,000 and agreed to pay $20,000 per month, and the Company issued to the plaintiff warrants covering 250,000 shares of the Company's common stock with an exercise price of $0.32 per share. The cash consideration will be applied against the final judgment, if any, upheld on appeal. Additional warrants may be required to be issued under the suspension agreement.

         The Company believes that the above transactions were private transactions not involving a public offering and were exempt from the registration provisions of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) thereof. The sales of the securities were without the use of an underwriter, and the shares contain a restrictive legend permitting the transfer thereof only upon registration of the shares or an exemption under the Securities Act.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the consolidated financial statements and footnotes included herein for the years ended December 31, 2001 and December 31, 2000.

Forward-Looking Statements

         All statements other than statements of historical fact contained in this report, including without limitation statements containing the words "believes," "may," "will," "estimate,"

"continue," "anticipates," "intends," "expects" "project," "potential," and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which the Company operates; technology changes; competition; changes in business strategy or development plans; the ability to attract and retain qualified personnel; liability and other claims asserted against the Company; and other factors referenced in the Company's filings with the Securities and Exchange Commission. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments. All forward-looking statements included herein are expressly qualified in their entirety by the cautionary statements in this paragraph.

Overview

         The Company, through its primary operating subsidiary, DataVoN, Inc., is a provider of converged, IP communication services. The Company provides toll quality voice and data communications services over private IP networks (VoIP) targeting carrier and enterprise customers. Carriers who deploy soft switch equipment on an IP network can provide high quality video, voice, and data services while retaining the flexibility, scalability, and cost efficiencies. The Video Intelligence Division of DataVoN delivers business-critical video applications and services, specializing in enterprise IP video services, including store and forward services and video conferencing.

         Examples of services available in the Company's current product line include: voice origination and termination, "follow me" services, pre-paid calling card services, and 8xx origination and termination. Some of Video Intelligence's products are point-to-point and multi-point video conferencing, and hyperlink video archiving. In an effort to maximize the Company's staff and network advantages, the Company has focused on acquiring high volume, carrier customers, offering the carriers reduced costs for the same quality of service available in legacy networks. Building relationships with carrier customers allows the Company to establish a revenue stream for operation and expansion. The Company has a qualified management team with communications experience in companies such as MCI Worldcom, XO Communications, and CapRock Communications.

         As of December 31, 2001, the Company had deployed eight Cisco 8260 Gateway devices, and brought online a NexVerse soft switch. The current network has the capacity to carry approximately 500 million minutes of uncompressed, IP traffic per month. Significantly, the flexibility of the new network provides the ability to rapidly access new markets with an implementation period of 30 to 90 days.

         The following objectives summarize the Company's strategy: (i) generating positive cash flow from sales of existing products while building a low overhead, next generation IP network with new technology at its core, (ii) managing growth conservatively by utilizing positive cash flow or other financing resources as necessary, (iii) leveraging IP technology to provide the lowest cost, carrier-grade, wholesale communications solutions to a growing domestic and international communications marketplace, and (iv) taking advantage of technologies that allow the Company to deliver a comprehensive set of converged voice, video and data services to customers.

Results of Operations for Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

         Revenue. The Company's revenue increased by approximately $5.75 million to approximately $17.15 million for the year ended December 31, 2001, from approximately $11.40 million for the year ended December 31, 2000. The increase in net revenue resulted from new products, the planned introduction of the new, packet-switched infrastructure and the concomitant increase in rates charged as the result of a shift from primarily flat-rated circuit revenue to primarily minutes of use revenue.

         Cost of Services. Cost of services increased by approximately $9.27 million to approximately $16.34 million for the year ended December 31, 2001, from approximately $7.10 million for the year ended December 31, 2000. The increase in expense was driven by the increase in traffic and expenses resulting from the network expansion. Collocation facility fees increased to approximately $.94 million for the year ended December 31, 2001, from approximately $.30 million for the year ended December 31, 2000. Telecommunications fees increased to approximately $15.40 million for the year ended December 31, 2001 from approximately $6.80 million for the year ended December 31, 2000. As a percentage of net service revenue, cost of services expense increased to approximately 95.3% for the year ended December 31, 2001, from approximately 62.3% for the year ended December 31, 2000.

         Selling and Marketing Expenses. Selling and marketing expenses include expenses relating to the salaries, payroll taxes, benefits and commissions that the Company pays for sales personnel and the expenses associated with the development and implementation of its promotion and marketing campaigns, including expenses relating to its outside public relations firm and industry analysts. Selling and marketing expenses increased by approximately $.24 million to approximately $.36 million for the year ended December 31, 2001 from approximately $.12 million for the year ended December 31, 2000. Selling and marketing expenses include expenses relating to the salaries, payroll taxes, benefits and commissions that the Company pays for sales personnel and the expenses associated with the development and implementation of its promotion and marketing campaigns. This increase is attributable to the increase in sales personnel.

         General and Administrative Expenses. General and administrative expenses include salary, payroll tax and benefit expenses and related costs for general corporate functions, including executive management, administration, office facilities, information technology, human resources and amortization of unearned stock compensation. General and administrative expenses increased by approximately $.65 million to approximately $5.45 million for the year ended December 31, 2001, from approximately $4.80 million for the year ended December 31, 2000.

General and administrative expenses increased primarily due to the recognition of a loss on uncollectible accounts receivable related to a 8XX termination and 8XX origination customer that went out of business during the year ended December 31, 2001, an increase in the number of personnel, and an increase in consulting and professional fees, but the increase was partially offset by a decrease in the stock-based compensation. As a percentage of net revenue, general and administrative expenses decreased to approximately 31.8% for the year ended December 31, 2001, from approximately 42.1% for the year ended December 31, 2000 due to the factors described above.

         Litigation Judgment. Litigation judgment expenses increased by approximately $2.16 million to approximately $2.16 million for the year ended December 31, 2001, as compared to $0 for the year ended December 31, 2000. Litigation judgment expenses increased as a result of the entry of a judgment against DataVoN.

         Loss on Disposal of Assets. Loss on Disposal of Assets increased by approximately $19.39 million to approximately $19.39 million for the year ended December 31, 2001, as compared to $0 for the year ended December 31, 2000. This increase is a result of selling substantially all of the assets originally acquired in the Merger in June 2000 and the corresponding write off of all the related goodwill during the year ended December 31, 2001.

         Depreciation, Amortization and Depletion Expense. Depreciation, amortization and depletion expense increased by approximately $2.09 million to approximately $5.35 million for the year ended December 31, 2001 from approximately $3.26 million for the year ended December 31, 2000. This increase primarily resulted from the goodwill associated with the acquisition of Video Intelligence in April of 2001 and depreciation of equipment related to the expansion of the Company's network.

         Interest Income and Interest Expense. Interest expense is primarily comprised of interest on the Company's notes payable, and various capital leases. Interest income is primarily composed of income earned on the Company's cash and cash equivalents and certificates of deposit.

Liquidity and Capital Resources

         The Company's principal capital and liquidity needs historically and currently have related to the development of its network infrastructure, its sales and marketing activities, and general capital needs. The Company's capital needs have been met, in large part, from cash flow generated from operations. However, during the years ended December 31, 2001 and 2000, the Company incurred losses of $32,751,069 and $2,985,117, respectively. The Company had a working capital deficit of $7,166,555 as of December 31, 2001. As a consequence an increasing portion of the Company's capital needs have been met by and will require future capital loans or equity investments. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

         The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreements, to obtain additional financing as may be required, and ultimately to attain profitability.

         Net cash used by operating activities was approximately $4.74 million for the year ended December 31, 2001, as compared to net cash provided by operating activities of approximately $3.64 million for the year ended December 31, 2000. The change was primarily attributable to network expansion and increased selling, general and administrative expenses related to the Company's network and its expansion.

         Net cash used by investing activities was approximately $1.22 million for the year ended December 31, 2001, as compared to approximately $50,000 for the year ended December 31, 2000. This change was primarily attributable to increased capital expenditures related to the expansion of the Company's network.

         Net cash provided by financing activities was approximately $3.43 million for the year ended December 31, 2001, as compared to net cash used by financing activities of approximately $1.09 million for the year ended December 31, 2000. The change was primarily attributable to investments under a Stock Purchase Agreement whereby an investor invested $2 million and proceeds from debt instruments used in the expansion of the Company's network.

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

         On November 5, 2000, the Company entered into a variable rate installment agreement with a bank for approximately $300,000. The note bears interest at the bank's prime rate plus 1% per annum. The note was due November 5, 2003. On October 19, 2001, the remaining balance was refinanced with a promissory note to another bank. The note bears interest at the bank's base rate plus 1% per annum. The note is due October 2004.

         On February 23, 2001, the Company entered into a variable rate installment agreement with a bank for approximately $23,000. The note bears interest at the bank's prime rate plus 1% per annum. The note was due December 23, 2004. On October 19, 2001, the remaining balance was refinanced with a promissory note to another bank. The note bears interest at the bank's base rate plus 1% per annum. The note is due October 2004.

         On June 15, 2001, a subsidiary of the Company entered into a note payable with a related party for $100,000 and on July 29, 2001, an additional $22,000. Until the final balance is paid on June 1, 2002 and July 29, 2002 the note bears interest at 9% per annum. The note is unsecured.

         On August 13, 2001, pursuant to the terms of a Stock Purchase Agreement between the Company and Dynegy Technology Capital Corp., the Company issued 1,312,451 shares of its common stock, par value $0.001 per share, to Dynegy in exchange for $1.5 million. Pursuant to the same agreement the Company issued an additional 437,485 shares of its common stock, par value $0.001, to Dynegy in exchange for $500,000 on November 6, 2001. The issuances were made without general solicitation or advertising, and the purchaser represented that it was acquiring the shares without a view to distribute and that they were afforded the opportunity to review all publicly filed documents and to ask questions, and receive answers from, officers of the Company.

         On September 18, 2001, a subsidiary of the Company entered into a Promissory Note with an individual for up to $2,000,000. This note evidences a line of credit under which the Company can request a maximum of two $1,000,000 advances. Interest accrues on the unpaid balance of the principal at 10% per annum and is secured by the Company's accounts receivable. The advances are due 180 days after drawn. As of December 31, 2001, $2,000,000 had been advanced under the note. The original draw was on September 24, 2001, and the second draw was on November 17, 2001. The original maturity date of the initial installment of the note was extended and the maturity of the second installment is May 15, 2002. Additionally, the lender agreed to forbear from exercise of remedies related to alleged covenant defaults. Out of the $2,000,000 payment arising from the settlement of a vendor dispute, the Company has paid all amounts due, and has obtained an agreement from the lender for a waiver of existing defaults.

         DataVoN is currently involved in litigation with a former sales agent related to commission allegedly owed to the former sales agent. The trial stage of the litigation concluded on August 17, 2001, and resulted in a judgment against DataVoN in the approximate amount of $2,100,000, including attorneys' fees, court costs and accrued interest. DataVoN accrued the liability in the third quarter of 2001. DataVoN and the plaintiff in that litigation entered into an agreement in February 2002 suspending execution of the judgment for at least six months. Under the terms of that agreement DataVoN paid the plaintiff $100,000 and agreed to pay $20,000 per month, and the Company issued to the plaintiff warrants covering 250,000 shares of the Company's common stock with a exercise price of $0.32 per share. The cash consideration will be applied against the final judgment, if any, upheld on appeal. Additional warrants may be required to be issued under the suspension agreement.

         On March 21, 2002, the Company entered into an agreement with a vendor resolving disputes and providing for financing and equipment for joint development of network products. Under the terms of the agreement the Company has received a cash payment of $2,000,000. Additionally, the Company will receive relief from some of the Company's current equipment lease obligations and favorable treatment related to certain future equipment acquisitions.

Contractual Obligations and Commercial Commitments

                             Payments Due By Period

--------------------------------------------------------------------------------
Contractual Cash         Total     Less than   1-3 Years   4-5 Years  After 5
Obligations                        1 Year                             Year
--------------------------------------------------------------------------------
Long Term Debt           567,548     267,200     300,348           -          -
--------------------------------------------------------------------------------
Capital Lease
Obligations            2,887,597   1,099,381   1,788,216           -          -
--------------------------------------------------------------------------------
Operating Leases       1,415,410     863,894     551,516           -          -
--------------------------------------------------------------------------------
Unconditional
Purchase Obligations           -           -           -           -          -
--------------------------------------------------------------------------------
Other Long Term
Obligations                    -           -           -           -          -
--------------------------------------------------------------------------------
Total Contractual
Cash Obligations       4,870,555   2,230,475   2,640,080           -          -
--------------------------------------------------------------------------------


                   Amount of commitment Expiration per period

--------------------------------------------------------------------------------
Other Commercial         Total     Less than   1-3 Years   4-5 Years  After 5
Commitments             Amounts    1 Year                             Years
                       Committed
--------------------------------------------------------------------------------
Lines of Credit        2,000,000   2,000,000           -           -          -
--------------------------------------------------------------------------------
Standby Letters of
Credit                         -           -           -           -          -
--------------------------------------------------------------------------------
Guarantees                     -           -           -           -          -
--------------------------------------------------------------------------------
Standby Repurchase
Obligations                    -           -           -           -          -
--------------------------------------------------------------------------------
Other Commercial
Commitments           19,520,958   8,532,232  10,988,726           -          -
--------------------------------------------------------------------------------
Total Commercial
Commitments           21,520,958  10,532,232  10,988,726           -          -
--------------------------------------------------------------------------------

         Capital expenditures totaled approximately $1.42 million for the year ended December 31, 2001. The Company expects to continue the expansion of its network throughout 2002 and intends to increase its capital expenditures accordingly. The Company has incurred $6.30 million, $4.73 million of which were capital leases and cash from operations and $1.57 million of which were operating leases, since December 31, 2000. The Company intends to incur approximately $5 million in additional capital expenditures during the remainder of 2001 through a combination of operating and capital leases, cash from operations, and the issuance of either debt or equity securities or both. The Company currently does not have sufficient cash on hand, existing borrowing availability or any commitments for the cash to fund all of the planned capital expenditures. The Company intends to use cash flows from operations, issuance of obligations under capital and operating leases, and proceeds from the sale of either debt or equity securities or both to fund such capital expenditures. There can be no assurance that the Company will be able to generate sufficient cash flow or obtain such outside financing to fund the planned capital expenditures. If the Company is unable to generate sufficient cash flow or obtain such outside financing, the planned expansion of its network infrastructure will be reduced, delayed or canceled and such reduction, delay or cancellation could have a material adverse effect on the business, financial condition or results of operations of the Company.

         The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

         The Company has experienced losses from operations and resulting dependence on access to additional external financing to cover operating expenses and debt payments and there can be no assurances that these losses will not continue. Cash flows from operations are insufficient to meet the financial obligations of the Company at this time. However, the Company anticipates that its cash on hand, cash flows from operations, deferred infrastructure costs to be received pursuant to existing agreements, and cash from additional equity or debt financing may be sufficient to satisfy operating expenses, existing commitments, including debt payments, and planned capital expenditures. Note that there can be no assurance that the Company will receive payments due under existing agreements, that its business will generate sufficient cash flows from operations, that sufficient equity capital can be raised, or that future borrowings will be available, in an amount sufficient to enable the Company to pay operating expenses, make debt payments, or make necessary capital or other expenditures, including the planned capital expenditures. Our ability to operate as a going concern is dependent on our ability to obtain sufficient cash from the sources identified herein. The consolidated financial statements do not include any adjustments relating to this recoverability and classification of liabilities that might be necessary should the company be unable to continue as a going concern.

Critical Accounting Policies

         The methods, estimates and judgments that we use in applying our most critical accounting policies have a significant impact on the results that we report in our consolidated financial statements. We evaluate our estimates and judgments on an on-going basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions for the basis for our judgments about carrying value of assets and liabilities are not readily apparent from other sources. We believe the following accounting policies are the most critical to the preparation of our consolidated financial statements:

         Revenue Recognition. We derive revenues primarily from the sale of the information services that we provide to customers through our network. We record revenue in the same period in which the information services are provided.

         Allowance for Doubtful Accounts. We do not currently maintain allowances for doubtful accounts for estimated losses from our customers' inability to make the payments that they owe us. However, we monitor this situation on an on-going basis. In reviewing whether or not to make such an allowance we analyze historical bad debts, customer concentrations, current customer credit-worthiness, current economic trends and changes in our customer payment patterns. If the financial condition of our customers were to deteriorate and to impair their ability to make payments to us allowances might be required in future periods.

         Asset Retirement Obligations. In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS 143 is not expected to have a material impact on the Company's consolidated financial statements and related disclosure as the Company does not have material assets that are affected by this policy.

         Impairment for Long-Lived Assets. In July 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 supersedes SFAS 121. Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. SFAS 144 applies to all long-lived assets including discontinued operations, and amends Accounting Principle Board of Opinion No. 30 Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book or fair value less cost to sell. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are generally expected to be applied prospectively. The application of this statement is not expected to have a material impact on our financial statements.

         Goodwill. In July 2001, the Financial Accounting Standards Board issued the accounting rules governing business combinations, goodwill and intangible assets. These rules are Statement of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. With the adoption of Statement 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test at the reporting units level. Impairment loss would be recognized to the extent the carrying amount of goodwill exceeds the implied fair value. Under the new rules, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. Determining the useful lives of intangible assets will require considerable judgment and fact-based analysis. The Company has adopted the provisions of this standard as of January 1, 2002, and we have conformed our accounting policy to the requirements in this standard. As a result, goodwill and certain intangible assets will not be amortized, but instead, will be reviewed for impairment at least annually, in accordance with the provisions of this statement.

         Management believes this standard will have a material non-cash impact on the corporation's financial statements related to April, 2001, acquisition of Video Intelligence, Inc., as it will not allow for amortization of goodwill, which approximates $900,000 annually. At this time the Company has not determined how goodwill will be allocated to specific reporting units as of January 1, 2002, as the Corporation is in the process of evaluating its reporting units. Accordingly, the Corporation has not made a determination about whether or not an impairment charge will be necessary upon adoption of the new standard.

         As a result of the third quarter 2001 sale of substantially all of the assets acquired in the merger with Zydeco Energy in June 2000, management determined that the future cash flow to be derived from the remaining assets acquired in merger could not support the goodwill that resulted from such merger as it was accounted for under the purchase method. As a consequence of that determination, the remaining unamortized goodwill was deemed impaired and written off in full in the third quarter of 2001.

ITEM 7.  FINANCIAL STATEMENTS

                          Independent Auditors' Report

The Stockholders and Board of Directors of
DTVN Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of DTVN Holdings, Inc. and subsidiaries, as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive loss and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DTVN Holdings, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 1(b) to the consolidated financial statements, the Company's loss from operations, net working capital deficit, and the resulting dependence upon access to additional external financing raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                    KPMG LLP

Dallas, Texas

February 15, 2002,
except for note 16, which is as of March 21, 2002.

                               DTVN HOLDINGS, INC.
                         (Formerly Zydeco Energy, Inc.)

                           Consolidated Balance Sheets

                 For the Years Ended December 31, 2001 and 2000


                                   Assets                                           2001            2000
                                                                                -------------  --------------
Current assets:
    Cash and cash equivalents                                                   $     369,943  $    2,895,402
    Other current investments (note 5)                                                101,785         100,000
    Accounts receivable                                                             1,594,577         278,059
    Vendor deposit (note 2)                                                                 -          64,000
    Deferred income taxes  (note 8)                                                         -         902,339
    Other current assets                                                            1,101,160         121,674
                                                                                -------------  --------------

            Total current assets                                                    3,167,465       4,361,474
                                                                                -------------  --------------

Property and equipment, net (note 3 and 4)                                          5,421,458       1,136,806
Goodwill, net (notes 1a and 1g)                                                     3,901,494      23,562,199
Other assets                                                                          303,805               -
Investments (note 5)                                                                   50,000         182,061
Purchased technology                                                                        -         635,508
                                                                                -------------  --------------
                                                                                $  12,844,222  $   29,878,048
                                                                                =============  ==============

                    Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                                                            $   3,670,746  $    1,314,688
    Unearned revenue                                                                   98,823         697,758
    Accrued liabilities and other                                                   3,278,047         994,609
    Notes payable to related parties (note 4, 6 and 7)                                122,000         249,090
    Current portion of notes payable (note 7)                                       2,075,024         211,035
    Current installments of obligations under capital leases (note 4)               1,099,380          11,971
                                                                                -------------  --------------
            Total current liabilities                                              10,344,020       3,479,151
                                                                                -------------  --------------
Deferred income taxes (note 8)                                                              -          39,101
Notes payable less current portion (note 7)                                           300,348         343,411
Obligations under capital leases, excluding current installments (note 4)           1,788,217          12,139
                                                                                -------------  --------------
            Total liabilities                                                      12,432,585       3,873,802
                                                                                -------------  --------------
Stockholders' equity:
    Preferred Stock: 1,000,000 authorized, none issued and outstanding
    Common stock,  par value $.001; 150,000,000 authorized, and 59,414,609 issued and outstanding in 2001; 150,000,000 authorized, and
       49,965,951 issued and outstanding in 2000                                       59,414          49,966
    Additional paid in capital                                                     37,160,319      29,959,014
    Accumulated deficit                                                           (36,808,096)     (4,057,027)
    Accumulated other comprehensive income                                                  -          52,293
                                                                                -------------  --------------
            Total stockholders' equity                                                411,637      26,004,246
                                                                                -------------  --------------
Commitments and contingencies (notes 4, 7 and 15)
                                                                                -------------  --------------
                                                                                $  12,844,222  $   29,878,048
                                                                                =============  ==============

See accompanying notes to consolidated financial statements.

                               DTVN HOLDINGS, INC.
                         (Formerly Zydeco Energy, Inc.)

                      Consolidated Statements of Operations

                 For the years ended December 31, 2001 and 2000

                                                                                           2001               2000
                                                                                      ---------------   ----------------
Net service revenue                                                                   $    16,988,835   $     11,290,239
Other revenue                                                                                 158,960            111,789
                                                                                      ----------------  ----------------
             Total revenue                                                                 17,147,795         11,402,028

Costs and expenses (notes 4 and 6):

    Cost of services                                                                       16,338,423          7,068,647
    Selling and marketing                                                                     364,910            121,026
    General and administrative (including $762,639                                          5,445,920          4,799,632
    and $2,251,416 non-cash expenses for 2001 and 2002)
    Litigation judgment (note 12)                                                           2,163,658                  -
    Loss on disposal of assets (note 13)                                                   19,397,138              3,011
    Depreciation, amortization and depletion (note 4)                                         713,598            288,627
    Amortization of goodwill                                                                4,634,743          2,973,199
                                                                                     ----------------   ----------------
             Total costs and expenses                                                      49,058,390         15,251,131
                                                                                     ----------------   ----------------
             Operating loss                                                              (31,910,595)        (3,849,103)

Interest income                                                                                58,639             87,383
Interest expense (note 7)                                                                     216,677             56,940
Other income                                                                                  135,815                  -
Gain on sale of investments                                                                    59,232                  -
                                                                                     ----------------   ----------------
             Loss before income taxes                                                     (31,873,586)        (3,821,671)

Income tax expense (benefit) (note 8)                                                         877,483           (836,554)
                                                                                     ----------------   ----------------
             Net Loss                                                                $    (32,751,069)  $     (2,985,117)
                                                                                     ================   ================

Net loss per common share - basic and diluted (note l)                               $           (.61)  $           (.06)
                                                                                     ================   ================

Weighted average common shares outstanding - basic and diluted                             53,311,097         46,370,951

See accompanying notes to consolidated financial statements.

                               DTVN HOLDINGS, INC.
                         (Formerly Zydeco Energy, Inc.)

     Consolidated Statements of Stockholder's Equity and Comprehensive loss

                 For the years ended December 31, 2001 and 2000

                                                                                          Retained      Accumlated
                                Preferred stock          Common stock        Additional   earnings        other          Total
                             ----------------------  ---------------------    paid in    accumulated  comprehensive  stockholder's
                              Shares       Amount       Shares     Amount     capital     (deficit)      income         equity
                             ---------   ----------  -----------  --------  -----------  ------------ -------------  -------------
Balance at
  January 1, 2000                   --           --    1,000,000    $1,000           --        97,400            --         98,400

Change in tax status
  from S corporation
  to C corporation
  (note 1):                                                                                                                     --

Net income through
 change in tax
 status (note 1)                    --           --           --        --           --     1,071,910            --      1,071,910
Dividend payments                   --           --           --        --           --    (1,375,446)           --     (1,375,446)
Reflect change in
 tax status                         --           --           --        --     (206,136)      206,136            --             --

Merger between
 DataVoN and DTVN
 (note 1):

Reverse acquisition
 and new capitalization
 of DTVN (note 1)                7,190            7   41,775,951    41,776   27,920,917            --            --     27,962,700
Conversion of
 preferred stock                (7,190)          (7)   7,190,000     7,190       (7,183)           --            --             --
Amortization of stock
 based compensation                 --           --           --        --    2,251,416            --            --      2,251,416

Comprehensive loss:

    Unrealized gain
     on investments                 --           --           --        --           --            --        52,293         52,293
    Net loss since
     change in tax
     status                         --           --           --        --           --    (4,057,027)           --     (4,057,027)
                             ---------   ----------  -----------  --------  -----------  ------------    ----------    -----------
Total comprehensive
  loss                              --           --           --        --           --    (4,057,027)       52,293     (4,004,734)
                             ---------   ----------  -----------  --------  -----------  ------------    ----------    -----------
Balance at
  December 31, 2000                 --           --   49,965,951   $49,966   29,959,014    (4,057,027)       52,293     26,004,246
Sale of common stock                --                 1,749,934     1,749    1,998,251            --            --      2,000,000
Exercise of stock
  options                           --           --      948,949       949      131,251            --            --        132,200
Amortization of stock
  based compensation                --           --           --        --      743,922            --            --        743,922
Acquisition of Video
  Intelligence (Note 9)             --           --    6,749,775     6,750    4,286,104            --            --      4,292,854
Loan discount financing
 agreement                          --           --           --        --       41,777            --            --         41,777

Comprehensive loss:

    Net loss year ended
     December 31, 2001              --           --           --        --           --   (32,751,069)           --    (32,751,069)

Gain on sale of
  investments                       --           --           --        --           --            --       (52,293)       (52,293)
                             ---------   ----------  -----------  --------  -----------  ------------    ----------    -----------
Balance at
  December 31, 2001                 --           --   59,414,609    59,414   37,160,319   (36,808,096)           --        411,637
                             =========   ==========  ===========  ========  ===========  ============    ==========    ===========

See accompanying notes to consolidated financial statements.

                               DTVN HOLDINGS, INC.
                         (Formerly Zydeco Energy, Inc.)

                      Consolidated Statements of Cash Flows

                 For the years ended December 31, 2001 and 2000

                                                                                        2001              2000
                                                                                   --------------   ---------------
Cash flows from operating activities:

    Net loss                                                                        $  (32,751,069)      (2,985,117)
    Adjustments to reconcile net loss to net cash provided
       by (used in) operating activities:
          Depreciation, amortization and depletion                                       5,348,341        3,261,826
          Non-cash general & administrative expenses                                       762,639        2,251,416
          Loss on disposal of asset                                                     19,397,138            3,011
          Gain on sale of investments                                                     (59,232)                0
          Deferred tax (benefit) expense                                                   877,483         (836,554)
          Changes in assets and liabilities:
             Accounts receivable                                                       (1,252,472)          494,611
             Customer deposit                                                                    -         (360,000)
             Vendor deposit                                                                 64,000          296,000
             Accounts payable and accrued liabilities and other                          4,503,771        1,401,878
             Unbilled revenue                                                            (695,842)                -
             Unearned revenue                                                            (598,935)          203,876
             Prepaid expenses and other                                                  (332,790)          (91,785)
                                                                                   --------------   ---------------
                    Net cash provided by (used in) operating activities                (4,736,968)        3,639,162
                                                                                   --------------   ---------------
Cash flows from investing activities:

    Capital expenditures                                                               (1,417,620)         (478,635)
    Payment of deposits                                                                  (268,380)                -
    Purchase of investments                                                                (1,785)           (3,710)
    Sale of investments                                                                   138,998                 -
    Sale of assets                                                                        740,000                 -
    Payment of cash for acquisitions, net of cash acquired                               (410,793)          432,414
                                                                                   --------------   ---------------
                    Net cash used in investing activities                              (1,219,580)          (49,931)
                                                                                   --------------   ---------------

Cash flows from financing activities:

    Proceeds from notes payable to related parties                                        122,000           250,000
    Principal payments on notes payable to related parties                               (249,090)             (910)
    Proceeds from notes payable                                                         2,025,448           566,822
    Principal payments on obligations                                                    (599,469)         (529,035)
    Proceeds sale of common stock                                                       2,000,000                 -
    Proceeds exercise stock options                                                       132,200                 -
    Payments of dividends                                                                       -        (1,375,446)
                                                                                   --------------   ---------------

                    Net cash provided by (used in) financing activities                 3,431,089        (1,088,569)
                                                                                   --------------   ---------------

Net increase in cash and cash equivalents                                              (2,525,459)        2,500,662
Cash and cash equivalents at beginning of year                                          2,895,402           394,740
                                                                                   --------------   ---------------

Cash and cash equivalents at end of year                                           $      369,943         2,895,402
                                                                                   ==============   ===============

Supplemental disclosure of cash flow information:

    Cash paid during the year for interest                                         $       97,727            20,822
                                                                                   ==============   ===============

    Cash paid during the year for income taxes                                     $      103,843            27,180
                                                                                   ==============   ===============

                              DTVN HOLDINGS, INC.
                         (Formerly Zydeco Energy, Inc.)

                     Consolidated Statements of Cash Flows

                 For the years ended December 31, 2001 and 2000

                                                                     2001            2000
                                                                --------------   -------------
Non-cash investing activities:
    Capital leases for equipment                                $    3,322,965               -
                                                                ==============   =============

    Notes payable for equipment                                 $       23,267         501,709
                                                                ==============   =============

    Acquisition of Video Intelligence by DTVN (note 1f)         $    4,292,854               -
                                                                ==============   =============


See accompanying notes to consolidated financial statements.

(1)    Summary of Significant Accounting Policies

       (a)    Merger and Basis of Financial Reporting

              On June 9, 2000, DataVoN, Inc. ("DataVoN") merged (the "Merger") with DTVN Holdings, Inc. ("DTVN"), formerly Zydeco Energy, Inc., and DataVoN became a subsidiary of DTVN. Shareholders of DataVoN received shares of DTVN equal to a majority of the shares of DTVN outstanding after the transaction. Accordingly, the business combination has been accounted for as a reverse acquisition of DTVN by DataVoN using the purchase method of accounting. Accordingly, the historical financial statements of DataVoN prior to the Merger have become the financial statements of the registrant, and the results of operations of DTVN have been combined with DataVoN beginning on June 9, 2000. References to the "Company" refer to operations of DataVoN prior to the Merger and the combined operations of DataVoN and DTVN subsequent to the Merger. The purchase price totaled approximately $28 million, which was comprised of the traded market value of DTVN's outstanding common stock and the fair value of DTVN's outstanding options and warrants at the date the Merger was agreed and announced, and direct acquisition costs. A substantial portion of the purchase price was allocated to goodwill that was being amortized to expense over a five-year period. As a result of a disposition of substantially all the tangible assets acquired in the June 2000 Zydeco Energy, Inc. merger during the year ended December 31, 2001 all of the remaining goodwill in the amount of $19,394,416 was written off.

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

       (b)    Going Concern

              The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements during the years ended December 31, 2001 and 2000, the Company incurred losses of $32,751,069 and $2,985,117, respectively. The Company also has a working capital deficit of $7,176,555 at December 31, 2001. These factors among others may indicate that the Company will be unable to continue as going concern for a reasonable period of time.

              The consolidated financial statements do not include any adjustments relating to this recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreements, to obtain additional financing as may be required, and ultimately to attain profitability.

       (c)    Principles of Consolidation

              The consolidated financial statements include the financial statements of DTVN and its four wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

       (d)    Cash Equivalents and Certificates of Deposit

              For purposes of the statements of cash flows, the Company considers all demand deposits, time deposits and other highly liquid investments with an initial maturity of less than 90 days to be cash equivalents.

              Certificates of deposit are classified as available-for-sale and are carried at fair value, which approximates cost.

       (e)    Investment Securities

              Investment securities held as of December 31, 2001 include U.S. Treasury securities. The Company classifies its securities as available-for-sale.

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

       (f)    Property and Equipment

              Property and Equipment are recorded at cost. Maintenance and repairs are charged against income as incurred, while major replacements are capitalized. The cost and related accumulated depreciation of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in operations. Equipment under capital leases is stated at the present value of minimum lease payments.

              The Company provides depreciation on equipment using the straight-line method over the estimated useful lives of the respective assets. Equipment held under capital leases are amortized straight line over the shorter of the lease term or estimated useful life of the asset.

       (g)    Goodwill

              Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over a five-year period. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operations. The amount of goodwill impairment, if any, is measured based on projected undiscounted future operating cash flows expected to be generated by the acquired business. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. As of December 31, 2001 the goodwill attributable to the acquisition of Video Intelligence in April 2001 was $4,545,430 of which $643,936 was amortized throughout fiscal 2001 for a net balance of $3,901,494.

       (h)    Income Taxes

              The Company was a Subchapter S corporation through the date of the merger. The federal income tax liability incurred as a result of the Company's earnings was the responsibility of its stockholder. Therefore, no federal income taxes were provided in the Company's financial statements as of December 31, 2001. The Company made distributions to its stockholder to pay federal income taxes owed by the stockholder related to the Company's taxable income. In June 2000, the Company changed its tax status to a C corporation for federal income tax purposes and recorded approximately $42,000 of deferred tax assets.

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

       (i)    Revenue Recognition

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

       (j)    Impairment of Long-lived Assets and Long-lived Assets to Be
              Disposed Of

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

       (k)    Use of Estimates

              Management of the Company has made a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

       (l)    Net Loss per Share

              Basic and diluted net loss per common share was determined by dividing net loss by the weighted average common shares outstanding during the period. As of December 31, 2001, the Company's weighted average common shares outstanding were 53,311,097.

       (m)    Fair Value of Financial Instruments

              Financial instruments consist principally of cash equivalents, certificates of deposit, accounts receivable, accounts payable and short-term notes payable. The estimated fair value of these instruments approximates their carrying value.

       (n)    Concentrations of Credit Risk

              The Company's customers are primarily well-established long distance carriers throughout the United States. Two non-affiliated customers comprised 27.0% and 25.5% of revenues during 2001, and 1.6% and 0% of accounts receivable at December 31, 2001. Two non-affiliated customers comprised 54% and 35% of revenues during 2000, and 0% and 0% of accounts receivable at December 31, 2000.

       (o)    Stock Option Plan

              The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25" issued in March 2000, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure reqirements of SFAS No. 123.


(2)    Vendor Deposit

       Vendor deposit required prior to the provision of bandwidth capacity was $0 and $64,000 in 2001 and 2000, respectively.

(3)    Property and Equipment

       Property and equipment, net, consisted of the following (see note 4):

                                                          Estimated
                                                         useful life            2001               2000
                                                       ----------------   ----------------   ----------------
       Computer equipment                                 3-5 years     $       355,308             59,985
       Office equipment and furniture                    3-10 years             219,075             99,305
       Telecommunications equipment                        5 years            5,557,953            925,462
       Leasehold improvements                            Lease-Term              36,956             36,956
       Oil and gas properties                                                         -            285,000
                                                                          ----------------   ----------------
                 Total property and equipment                                 6,169,292          1,406,708
       Less accumulated depreciation, amortization
           and depletion                                                       (747,834)          (269,902)
                                                                          ----------------   ----------------
       Property and equipment, net                                      $     5,421,458          1,136,806
                                                                          ================   ================

(4)    Leases

       (a)    Operating Leases

              In 2001, the Company leased office space from M.M. Simpson, a related party. In 2001, the Company also leased an airplane from EDVon, Inc. for a four month period, January 1, 2001 through April 30, 2001. The Company also leased office space and had various equipment leases to non-related parties. Total rental expense was $412,754 in 2001 and $80,725 in 2000. Of the total rental expense, $51,180 was paid to related parties in 2001 and $75,265 was paid to related parties in 2000. All leases were entered into in the normal course of business. Since April 30, 2001, the lease related to the airplane has not been a liability of the Company.

              Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2001 are: 2002 - $863,894; 2003 -
              $483,431; 2004 - $38,552; 2005 - $29,553 and 2006 - $0. $46,767 of
              these future minimum lease payments are due to related parties.

       (b)    Capital Leases

              In 1999, the Company entered into capital leases with EDVon, Inc., M.M. Simpson and an agent of Fidelity National Title, all of which are related parties, for computers, a vehicle and office equipment that expire at various dates through 2003, except for the vehicle which was terminated on May 1, 2000. At December 31, 2001, the leases to EDVon, Inc. and M.M. Simpson had been terminated. In 2001, the Company entered into various capital leases with non-related parties for telecommunication equipment and office equipment. The gross amount of equipment and related accumulated amortization recorded under capital leases were as follows:

                                                       2001                2000
                                                      ------              ------
       Telecommunications equipment         $       3,057,679
       Computer equipment                   $         208,882             20,292
       Office equipment and furniture                  26,564             20,269
                                               -----------------  ---------------------

                                            $       3,293,125             40,561
       Less accumulated amortization                 (405,528)           (16,451)
                                               -----------------  ---------------------

                                            $       2,887,597             24,110
                                               =================  =====================

              Amortization of assets held under capital leases of $213,796 is included with depreciation expense.

              The lease terms for the equipment under capital leases are 24, 36 and 48 months. Future minimum lease payments, of which all is due to non-related parties, under capital leases as of December 31, 2001 are:

                                                                      2001                 2000
                                                                     ------               ------
                       2001                                                 -             13,911
                       2002                                         1,323,562             11,311
                       2003                                         1,136,395              1,528
                       2004                                           812,643                  -
                       2005                                             8,115                  -
                                                               -----------------  ---------------------
               Total minimum lease payments                         3,280,715             26,750
       Less amounts representing interest (at
           approximately 10%)                                         393,118              2,640
                                                               -----------------  ---------------------
               Present value of minimum capital lease
                 payments                                           2,887,597             24,110
       Less current installments of obligations under
           capital leases                                           1,099,380             11,971
                                                               -----------------  ---------------------
               Obligations under capital leases,
                 excluding current installments             $       1,788,217             12,139
                                                               =================  =====================

(5)    Investment Securities

       The cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale securities by major security type at December 31, 2001 and 2000 were as follows:

                                                                    Gross                   Gross
                                                                  unrealized              unrealized               Fair
                                                Cost             holding gains          holding losses             value
                                            ------------        ----------------       ----------------         -------------
                  2001
                  ----
       Available for sale:
       U.S. Treasury securities          $        50,000    $                 --   $                 --     $          50,000
       Certificates of deposit                   101,785                      --                     --               101,785
                                            ------------        ----------------       ----------------         -------------
                                         $       151,785    $                 --   $                 --     $         151,785
                                            ============        ================       ================         =============
                 2000
                 ----
       Available for sale:
       U.S. Treasury securities          $        50,000    $                 --   $                 --     $          50,000
       Corporate equity securities                79,761                  52,300                     --               132,061
       Certificates of deposit                   100,000                      --                     --               100,000
                                            ------------        ----------------       ----------------         -------------
                                         $       229,761    $             52,300   $                 --     $         282,061
                                            ============        ================       ================         =============

       In 2001, the Company's available for sale securities consisted only of U.S. Treasury Securities and certificates of deposit whose carrying value approximate their fair market value.

(6)    Related Party Transactions

       In 2001 and 2000, the Company entered into a number of transactions in the normal course of business with related parties. These transactions include operating and capital leases with related parties (see note 4), notes payable to related parties (see note 7) and services provided by related parties.

       The Company incurred expenses to a related party, M.M. Simpson & Associates, P.C. (M.M. Simpson), in the amount of $149,031 and $126,221 in 2001 and 2000, respectively, for legal services provided to the Company.

       The Company also paid M.M. Simpson $0 and $25,955 in 2001 and 2000, respectively, for payroll costs of shared employees.

(7)    Notes Payable

       In March 2000, the Company entered into a note payable arrangement with a vendor for the purchase of network equipment. In October 2000, the Company refinanced the equipment with a master revolving note with a bank to include future purchase of equipment. Interest is payable monthly at an interest rate of the bank's prime rate plus .5%, with the outstanding principal on May 22, 2001, converting into an installment loan. On October 19, 2001, the remaining balance was refinanced with a promissory note to another bank. The note bears interest at the bank's base rate plus 1% per annum. The note is due October 2004.

       On November 5, 2000, the Company entered into a variable rate installment agreement with a bank for approximately $300,000. The note bears interest at the bank's prime plus 1% per annum. The note was due November 5, 2003. On October 19, 2001, the remaining balance was refinanced with a promissory note to another bank. The note bears interest at the bank's base rate plus 1% per annum. The note is due October 2004.

       On February 23, 2001, the Company entered into a variable rate installment agreement with a bank for approximately $23,000. The note bears interest at the bank's prime rate plus 1% per annum. The note was due December 23, 2004. On October 19, 2001, the remaining balance was refinanced with a promissory note to another bank. The note bears interest at the bank's base rate plus 1% per annum. The note is due October 2004.

       On June 15, 2001, the Company entered into a note payable with a related party for $100,000 and on July 29, 2001, an additional $22,000. Until the final balance is paid on June 15, 2002, and July 29, 2002, the note bears interest at 9% per annum. The note is unsecured.

       On September 18, 2001, the Company entered into a Promissory Note with an individual for up to $2,000,000. This note evidences a line of credit under which the Company can request a maximum of two $1,000,000 advances. Interest accrues on the unpaid balance of the principal at 10% per annum and is secured by the Company's accounts receivable. The advances are due 180 days after drawn. As of December 31, 2001, $2,000,000 had been advanced under the note. The original draw was on September 24, 2001, and the second draw was on November 17, 2001. The original maturity date of the initial installment of the note was extended, and the maturity of the second installment is May 15, 2002. Additionally, the lender agreed to forbear from exercise of remedies related to alleged covenant defaults. Out of the $2,000,000 payment arising from the settlement of a vendor dispute, the Company has paid all amounts due and has obtained an agreement from the lender for a waiver of existing defaults.

       Total interest expense incurred to related parties (see notes 4 and 7) under notes payable and capital leases amounted to $10,757 and $17,898 in 2001 and 2000, respectively.

       The aggregate maturities of lines of credit and notes payable by year are as follows:

             Fiscal Year
             -----------
                 2002                                      $     2,197,024
                 2003                                              163,826
                 2004                                              136,522
                                                             -------------------
             Total                                               2,497,372
                                                             -------------------
             Current installments                                2,197,024
             Long-term notes payable, excluding
               current installments                        $       300,348
                                                             ===================

(8)    Income Taxes

       Management assessed the likelihood that the Company would utilize the deferred tax assets, and decided it is more likely than not, the deferred tax assets will not be realized, therefore, a full valuation allowance has been established. A valuation allowance of $4,127,622 was established.

       On June 9, 2000, the Company converted from an S corporation to a C corporation and, thus, became subject to the U.S. corporate federal income tax. Prior to this time, the Company was treated as a pass-through entity under Sub-chapter S of the Internal Revenue Code.

       Income tax (benefit)/expense for the years ended December 31, 2001 and 2000 differed from the amount computed by applying the U.S. federal income tax rate of 34% to loss before taxes as a result of the following:

                                                                2001                      2000
                                                            -------------            ---------------
Computed "expected" tax expense                             $ (11,135,363)           $    (1,297,637)
State income tax expense, net of federal benefit                 (262,246)                   (62,143)
Amortization of goodwill                                        8,169,914                  1,010,896
Benefit of Subchapter S-election                                       --                   (453,606)
Conversion from Subchapter S to C                                      --                    (41,878)
Benefit of lower tax bracket                                           --                    (19,626)
Other                                                             (22,444)                    27,440
Change in valuation allowance                                   4,127,622                         --
                                                            -------------            ---------------
Total income tax expense (benefit)                          $     877,483            $      (836,554)
                                                            =============            ===============

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities, related substantially to federal income taxes, at December 31, 2001 and December 31, 2000 include:

                                                                   2001               2000
                                                               ------------        -----------
       Accrual to cash adjustment under Section 481(a)          $    40,564         $  60,848
       Allowance for doubtful accounts                                    0             9,144
       Non-qualified stock compensation                           1,107,376           832,348
       Plant and equipment, principally due to
          Differences in depreciation                               (94,556)          (39,101)
       Litigation contingency                                       799,905                --
       Net operating loss carryforward                            2,258,416                --
       Amortizable intangibles                                       15,917                --
       Valuation allowance                                       (4,127,622)               --
                                                               ------------        -----------
       Net deferred tax asset                                   $        --         $ 863,239
                                                               ============        ===========

       The Company has estimated net operating loss carryforwards of $6,108,779 which began expiring in 2020.

(9)    Acquisitions

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

(10)   Segment Information

       SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker in deciding how to allocate resources and assess performance.

       The Company's chief operating decision-maker, as defined under SFAS No. 131, is the chief executive officer. The Company is now organized along two lines of business, enhanced information services and ownership of immaterial oil and gas assets. The enhanced information services segment provides Internet protocol services including voice, video and data communications. The oil and gas segment is operated through Zydeco Exploration, Inc. (Zydeco) and the Company has liquidated most of its oil and gas assets. Zydeco's revenues and net loss for the period from the Merger date to December 31, 2001 was insignificant and Zydeco's total assets were $2,331,777 at December 31, 2001.

(11)   Stock Option Plans

       In March 2000 DataVoN adopted a stock option plan (the Plan) that was assumed by the Company under the terms of the Merger. Under the Plan, the Company may grant to officers, directors, consultants and key employees options to purchase shares of the Company's common stock for an exercise price of not less than 85% of the fair value of the common stock at the date of grant.

       In December 2000, the Company adopted a stock option and restricted stock plan pursuant to which the Company's Board of Directors may grant shares of the Company's common stock that are subject to certain terms and restrictions and options to purchase shares of the Company's common stock to officers, directors, consultants and key employees. Stock options are granted with an exercise price equal to the fair market value of the common stock at the date of the grant.

       As of December 31, 2001, there were 10,101,349 shares available for grant under the two incentive compensation programs. The per share weighted-average fair value of stock options granted during 2001 was $0.75 using the Black-Scholes option pricing model with the following assumptions: dividend yield-0%, expected volatility-20% and risk-free interest rate-5% and an expected option term of ten years.

       Stock option transactions during 2000 and 2001 were as follows:

                                                              Weighted
                                             Number of        Average
                                             Options          Exercise Price
                                             -------          --------------
       Outstanding December 31, 1999                 -                     -
                  Exercised                          -                     -
                  Granted                    4,254,959                 $0.61
                  Forfeited                   (550,030)                $0.49
                                             ----------                -----
       Outstanding December 31, 2000         3,704,929                 $0.63
                  Exercised                          -                     -
                  Granted                    4,796,624                 $0.75
                  Forfeited                 (1,968,459)                $0.70
                                             ---------                 -----
       Outstanding December 31, 2001         6,533,094                 $0.68
                                             =========                 =====

       The following table summarizes certain information about the Company's stock options at December 31, 2001:

                               Options Outstanding
                               -------------------

Range of Average    Number of     Weighted Average Remaining     Weighted Exercise
Exercise Prices     Options      Contractual Life Outstanding          Price
----------------    ---------    ----------------------------          -----

$0.00 - $0.50       1,717,283    9.2 years                              $0.45
$0.51 - $0.69       1,405,836    10 years                               $0.63
$0.70 - $0.75       1,700,000    9.35 years                             $0.75
$0.76 - $1.50       1,709,975    10 years                               $0.88

       As of December 31, 2001, 1,574,889 options were exercisable.

       The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for the program. If compensation cost for the Company's program had been determined consistent with SFAS 123, the Company's net loss and loss per share on a pro forma basis for the years ended December 31, 2001 and 2000 would have been as follows:

                                             2001            2000
                                             ----            ----
Net Loss
  As reported                            (32,751,069)    ($2,985,117)
  Pro forma                              (33,625,177)    ($3,583,987)
Basic and diluted loss per share
  As reported                                   (.61)         ($0.06)
Pro forma                                       (.55)         ($0.05)

(12)   Litigation Judgment

         DataVoN is currently involved in litigation with a former sales agent related to commission allegedly owed to the former sales agent. The trial stage of the litigation concluded on August 17, 2001, and resulted in a judgment against DataVoN in the amount of $2,163,658, including attorneys' fees, court costs and accrued interest. DataVoN accrued the liability in the third quarter of 2001. DataVoN and the plaintiff in that litigation entered into an agreement in February 2002 suspending execution of the judgment for at least six months. Under the terms of that agreement DataVoN paid the plaintiff $100,000 and agreed to pay $20,000 per month, and the Company issued to the plaintiff warrants covering 250,000 shares of the Company's common stock with a exercise price of $0.32 per share. The cash consideration will be applied against the final judgment, if any, upheld on appeal. Additional warrants may be required to be issued under the suspension agreement.

(13)   Loss on Disposal of Assets

         As a result of selling substantially all the assets originally obtained from the June 2000 merger with Zydeco Energy, Inc. ("Zydeco") during the year ended December 31, 2001, a loss on disposal was recognized in the amount of $19,394,416. This impairment change reduced the unamortized goodwill balance related to the Zydeco merger to zero.

(14) Comprehensive Loss

       Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss consists of net loss and any unrealized gain on investments.

(15)     Contingencies

         The Company is party from time to time to ordinary litigation incidental to its business, none of which is expected to have a material adverse effect on the results of operations, financial position or liquidity of the Company.

         A vendor has indicated to the Company that, in its opinion, the amount due to the vendor is materially more than the amount accrued by the Company as due to such vendor. The Company disagrees with the vendor's assertion. The Company is engaged in discussions with such vendor regarding this matter; however, the matter has not been resolved at this time. There can be no assurances that the outcome of this matter will or will not have a material impact on the financial condition of the Company.

(16)     Subsequent Events

         On March 21, 2002, the Company entered into an agreement with a vendor resolving disputes and providing for financing and equipment for joint development of network products. Under the terms of the agreement the Company will receive a cash payment of $2,000,000 within 15 days of the date of the agreement. Additionally, the Company receives relief from some of the Company's current equipment lease obligations and favorable treatment related to certain future equipment acquisitions.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The information required by this item will be contained under the caption "Election of Directors" in the Company's Proxy Statement to be distributed in connection with its 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

     The information required by this item will be contained under the caption "Executive Compensation" in the Company's Proxy Statement to be distributed in connection with its 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item will be contained under the caption "Stock Ownership" in the Company's Proxy Statement to be distributed in connection with its 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item will be contained under the caption "Certain Relationships" in the Company's Proxy Statement to be distributed in connection with its 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

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

           10.2 Agreement and Plan of Merger among Zydeco Energy, Inc., DVN Aquisition Corporation, and DataVoN Inc. dated as of May 23, 2000 incorporated by reference to Form 8-K (File No. 0-22076) filed with the EC on May 24, 2000).

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

           21.1*     Subsidiaries of the Company.

           23.1*     Consent of KPMG LLP.

     * Filed herewith.

(b)  Reports on Form 8-K

          On November 6, 2001, the Company filed a Report on Form 8-K dated October 11, 2001, pursuant to Item 5 disclosing the appointment of additional members of its Board of Directors.

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       DTVN HOLDINGS, INC.

                                       By  /s/ Hugh D. Simpson
                                         ---------------------------------------
                                           Hugh D. Simpson
                                           President and Chief Executive Officer
                                           Date: April 15, 2002

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                       Title                          Date
---------                                       -----                          ----
/s/ Hugh D. Simpson            President, Chief Executive Officer,        April 15, 2002
-------------------            and Chairman of the Board
Hugh D. Simpson                (Principal Executive Officer)

/s/Philip N. O'Reilly          Chief Financial Officer and Director       April 15, 2002
---------------------          (Principal Accounting Officer)
Philip N. O'Reilly

/s/ Steve Holden               Director                                   April 15, 2002
----------------
Steve Holden

/s/ Michael McInerney          Director                                   April 15, 2002
---------------------
Michael McInerney

/s/ Steve Moffitt              Director                                   April 15, 2002
-----------------
Steve Moffitt

/s/ Jay Nickell                Director                                   April 15, 2002
------------------
Jay Nickell

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