Form 10QSB
period 2002-03-31
DTVN HOLDINGS INC
filed 2002-05-15
CIK 908246

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002
               [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                                THE EXCHANGE ACT
                For the transition period from _______ to _______
                         Commission File Number: 0-22076

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

                                 (972) 783-0284
                (Issuer's Telephone Number, Including Area Code)
         ---------------------------------------------------------------
   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                     Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes X         No ___

                                       ---

As of May 14, 2002 there were 59,414,609 shares of DTVN Holdings, Inc. Common Stock, $.001 par value, issued and outstanding.

           Transitional Small Business Disclosure Format (check one):
                               Yes ___       No X

                                       ---

                                   FORM 10-QSB

                                TABLE OF CONTENTS


                                                                                                             Page
                                                                                                           Number
                                                                                                           ------

PART I    Financial Information

          Item 1.    Consolidated Financial Statements
                     Condensed Consolidated Balance Sheets (Unaudited) ...................................      3
                     Condensed Consolidated Statements of Operations (Unaudited) .........................      4
                     Condensed Consolidated Statements of Cash Flows (Unaudited) .........................      5
                     Notes to Condensed Consolidated Financial Statements ................................      6
          Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
                     Operations ..........................................................................      9

PART II   Other Information
          Item 1.    Legal Proceedings ...................................................................     14
          Item 2.    Changes in Securities and Use of Proceeds ...........................................     14
          Item 6.    Exhibits and Reports on Form 8-K ....................................................     15

PART I.   FINANCIAL INFORMATION
ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS.

                      DTVN HOLDINGS, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                          March 31,       December 31,
                           Assets                                           2002              2001
                                                                        -------------    -------------
Current assets:
  Cash and cash equivalents                                             $     77,216     $    369,943
  Certificates of deposit                                                         --          101,785
  Accounts receivable                                                      2,429,216        1,594,577
  Other current assets                                                     1,219,442        1,101,160
                                                                        -------------    -------------
                Total current assets                                       3,725,874        3,167,465
                                                                        -------------    -------------
Property and equipment, net                                                5,886,539        5,421,458
Goodwill, net                                                              2,098,005        3,901,494
Investments                                                                   50,000           50,000
Other assets                                                                 280,670          303,805
                                                                        -------------    -------------
                                                                        $ 12,041,088     $ 12,844,222
                                                                        =============    =============

          Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
  Note payable to related parties                                       $    122,000     $    122,000
  Current portion of notes payable                                         4,538,324        2,075,024
  Accounts payable                                                         3,954,448        3,670,746
  Unearned revenue                                                            63,400           98,823
  Accrued liabilities and other                                            2,803,682        3,278,047
  Current installments of obligations under capital leases                   381,808        1,099,380
                                                                        -------------    -------------
                Total current liabilities                                 11,863,662       10,344,020
                                                                        -------------    -------------
Notes payable less current portion                                           263,318          300,348
Obligations under capital leases, excluding current installments             115,003        1,788,217
                                                                        -------------    -------------
                Total liabilities                                         12,241,983       12,432,585
                                                                        -------------    -------------
Stockholders' equity:
  Preferred stock: 1,000,000 authorized, none issued and outstanding
  Common stock, $.001 par value, 150,000,000 authorized, and 59,414,609       59,414           59,414
  issued and outstanding
  Additional paid in capital                                              35,534,738       37,160,319
  Accumulated deficit                                                    (35,795,047)     (36,808,096)
                                                                        -------------    -------------
                Total stockholders' equity (deficit)                        (200,895)         411,637
                                                                        -------------    -------------
                                                                        $ 12,041,088     $ 12,844,222
                                                                        =============    =============



See accompanying notes to condensed consolidated financial statements.

                      DTVN HOLDINGS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                          Three Months Ended March 31,
                                                              2002           2001
                                                          ------------   -------------
Revenues:
    Net service revenue                                   $  3,970,114   $  3,582,444
    Other revenue                                                2,381         87,775
                                                          ------------   -------------
          Total revenues                                     3,972,495      3,670,219
Operating expenses:
    Cost of services                                         2,983,413      2,527,024
    Selling and marketing                                       70,033        104,589
    General and administrative                               1,357,414        879,859
    Litigation judgment                                         80,619             --
    Amortization of goodwill                                        --      1,330,269
    Depreciation, depletion and amortization                   391,618         97,582
                                                          ------------   -------------
           Total operating expenses                          4,883,097      4,939,323
                                                          ------------   -------------
          Operating loss                                      (910,602)    (1,269,104)
Other income                                                 2,000,000             --
Interest income                                                  1,610         28,431
Interest expense                                                77,959         23,536
                                                          ------------   -------------
          Income (loss) before income taxes                  1,013,049     (1,264,209)
Income tax expense                                                  --         33,576
                                                          ------------   -------------
          Net income (loss)                                  1,013,049     (1,297,785)
Other comprehensive income:
    Unrealized gain on investments                                  --         62,652
                                                          ------------   -------------
Comprehensive income (loss)                               $  1,013,049   $ (1,235,133)
                                                          ============   =============
Net income (loss) per common share:
          Basic and diluted                               $       0.02          (0.03)
                                                          ============   =============
Weighted average common shares outstanding:
          Basic and diluted                                 59,414,609     46,620,901
                                                          ============   =============



See accompanying notes to condensed consolidated financial statements.

                      DTVN HOLDINGS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                 Three Months Ended March 31,
                                                                                     2002           2001
                                                                                 ------------   -------------

Cash flows from operating activities:
    Net income (loss)                                                            $ 1,013,049    $ (1,297,785)
    Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
           Depreciation, depletion and amortization                                  391,618          97,582
           Amortization of goodwill                                                       --       1,330,269
           Non-cash general & administrative expenses                                229,801          48,305
           Deferred tax benefit                                                           --           7,791
           Changes in assets and liabilities:
               Accounts receivable                                                  (838,202)       (980,006)
               Accounts payable and accrued liabilities                              (74,975)        403,179
               Unearned revenue                                                      (35,423)         10,000
               Unbilled revenue                                                     (135,510)             --
               Other current assets                                                   11,733          11,076
                                                                                 ------------   -------------
                         Net cash provided by (used in) operating activities         562,091        (369,589)
                                                                                 ------------   -------------
Cash flows from investing activities:
    Capital expenditures                                                            (856,699)       (150,020)
    Payment of deposits on leases                                                     26,188        (499,801)
    Proceeds from sale of certificates of deposit                                    101,785          67,482
                                                                                 ------------   -------------
                         Net cash used in investing activities                      (728,726)       (582,339)
                                                                                 ------------   -------------
Cash flows from financing activities:
    Principal payments on notes to related parties                                        --        (102,913)
    Principal payments on obligations                                               (126,092)        (59,497)
    Proceeds from notes payable                                                           --          23,267
                                                                                 ------------   -------------
                         Net cash used in financing activities                      (126,092)       (139,143)
                                                                                 ------------   -------------
Net decrease in cash and cash equivalents                                           (292,727)     (1,091,071)
Cash and cash equivalents at beginning of period                                     369,943       2,895,402
                                                                                 ------------   -------------
Cash and cash equivalents at end of period                                       $    77,216    $  1,804,331
                                                                                 ============   =============



     See accompanying notes to condensed consolidated financial statements.

                               DTVN HOLDINGS, INC.
              Notes to Condensed Consolidated Financial Statements
                             March 31, 2002 and 2001

                                   (Unaudited)

(1) Basis of Financial Reporting and Unaudited Information

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the audited consolidated financial statements of the Company for the year ended December 31, 2001 and 2000, the Company incurred losses of $32,751,069 and $2,985,117, respectively. The Company also had a working capital deficit of $7,176,555 at December 31, 2001. These factors among others may indicate that the Company will be unable to continue as going concern for a reasonable period of time.

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company. Interim period results are not necessarily indicative of the results to be achieved for an entire year. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2001 included in the Form 10-KSB filed by the Company with the Securities and Exchange Commission on April 16, 2002.

(2) Acquisitions

On April 13, 2001, the Company completed a merger with Video Intelligence, Inc., a Pennsylvania corporation ("Video Intelligence"). Pursuant to the merger, the Company issued 6,749,775 shares of common stock, par value $0.001 per share, of the Company (the "Common Stock") and agreed to pay a total of $493,225 in cash to the holders of all of the issued and outstanding shares of capital stock of Video Intelligence. An aggregate of 2,530,251 shares of Common Stock issued in connection with the merger are subject to a certain Relinquishment Agreement, dated April 12, 2001 among the Company, Video Intelligence and certain stockholders. Pursuant to the Relinquishment Agreement, in the event that financial or other performance criteria set forth in the Relinquishment Agreement are not achieved during the first year after the closing of the merger, all or a portion of the Common Stock will be relinquished and transferred to the Company, without further consideration, as a refund of consideration previously paid in connection with the merger. Under the terms of the merger, all of the options to purchase shares of common stock of Video Intelligence that were issued and outstanding at the time of the merger were assumed by the Company and converted into options to purchase 1,141,804 shares of Common Stock at $0.25 per share. The assumed options were exercisable for a period of ninety (90) days following the closing of the merger. As of the final exercise date, 948,948 of the options had been exercised and 192,856 were abandoned. The total exercise price paid for these options was $153,830 and 333,629 shares exchanged in cashless option exercises. A portion of the option shares issued is subject to the Relinquishment Agreement discussed above. The financial and other performance criteria were not met during the first year after the closing of the merger, and under the terms of the Relinquishment Agreement, 2,908,853 shares of the Company's common stock, par value $0.001 will be returned to the Company. The effect of the Relinquishment Agreement is a reduction of the purchase price and the carrying value of the goodwill by $1,803,489 from $3,901,494 to $2,098,005.

(3) Goodwill and Implementation of New Accounting Standard

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, Business Combinations ("FAS 141"), and No. 142, Goodwill and Other Intangible Assets ("FAS 142"). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, FAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. FAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by FAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. The Company does not believe that the adoption of FAS 141 will have a material effect on its financial position, results of operations, or cash flows.

The Company adopted FAS 142 on January 1, 2002, at which time it ceased the amortization of goodwill. The application of the non-amortization provisions of FAS 142 for goodwill resulted in a $137,097 reduction of amortization expense for the three months ended March 31, 2002. If these provisions had been applied for to the three months ended March 31, 2001, the net loss for the period, which was reported as $1,297,785, would have changed to net income of $32,484 and basic and diluted income per share would have been $0. At March 31, 2002, the Company's goodwill had a carrying value of $2,098,005. Pursuant to FAS 142, the Company will complete its test for goodwill impairment during the second quarter 2002 and, if impairment is indicated, record such impairment as a cumulative effect of accounting change effective January 1, 2002. The Company is currently evaluating the effect that the impairment review may have on its consolidated results of operation and financial position.

Under the stock relinquishment agreement executed in connection with the Video Intelligence merger described above, 2,908,853 shares of common stock valued at $.62 are to be relinquished to the Company in May 2002. As of the date of this filing those shares had not been relinquished. As such, the carrying amount of goodwill was reduced $1,803,489 in the first quarter of 2002.

(4) Stock Compensation

In 2000, the Company adopted two stock option plans. Under the plans, the Company may grant to officers, directors, consultants and employees options to purchase shares of the Company's Common Stock. In March of 2000, under the DataVoN, Inc. Stock Option Plan, effective as of March 17, 2000 (the "March 2000 Plan") the Company granted options to purchase 2,522,459 shares of its common stock at an exercise price of $.49 per share. As of March 31, 2002, a total of 1,267,678 of the options granted under the March 2000 Plan have been forfeited. An adjusted compensation charge related to those options in the approximate amount of $2.9 million is being recognized over the vesting period. Through March 31, 2002, the Company had granted options to purchase a total of 6,479,124 shares of its common stock under the DTVN Holdings, Inc. 2000 Stock Option and Restricted Stock Plan effective as of December 21, 2000 (the "December 2000 Plan"), at exercise prices generally equal to the commons stock's fair market value as of the date of such grants, including options to purchase 100,000 shares at an exercise price of $0.16 per share granted to a director during the quarter. As of March 31, 2002, a total of 1,340,811 of the options granted under the December 2000 Plan have been forfeited. As of March 31, 2002, with respect to the December 2000 Plan, $313,750 is being recognized as a stock compensation charge over the vesting period. All option grants occurring after March 2000 have been made under the December 2000 Plan. With some exceptions, options have a 10-year life and a 3-year vesting period.

(5) Segment Information

As a result of the Merger and the acquisition of Video Intelligence, DataVoN combined with Video Intelligence the Company is now organized along two lines of business, enhanced information services and ownership of immaterial oil and gas assets. The enhanced information services segment provides Internet protocol services including voice, video and data communications. The oil and gas segment is operated through Zydeco Exploration, Inc. (Zydeco) and the Company liquidated most of its oil and gas assets in 2001.

(6) Notes Payable

On September 18, 2001, the Company entered into a Promissory Note with an individual for up to $2,000,000. This note evidences a line of credit under which the Company can request a maximum of two advances. Interest accrues on the unpaid balance of the principal at 10% per annum and is secured by the Company's accounts receivable. The advances are due 180 days after drawn. As of March 31, 2002, $2,000,000 had been advanced on the note. The original draw was on September 24, 2001, and the second draw was on November 17, 2001. The first draw and accrued interest was paid on April 16, 2002 and the maturity date of the second installment is May 15, 2002. As of May 15, 2002, the Company does not have sufficient cash on hand to pay the second installment.

(7) Litigation Judgment

DataVoN is currently involved in litigation with a former sales agent related to commissions allegedly owed to the former sales agent. In September 2001 a judgment was rendered against DataVoN in the approximate amount of $2.1 million, which included attorneys' fees, court costs and interest. The judgment accrues interest at 10% per annum and the related interest is being accrued. DataVoN and the plaintiff in that litigation entered into an agreement in February 2002 suspending execution of the judgment for at least six months. Under the terms of that agreement DataVoN paid the plaintiff $100,000 and agreed to pay $20,000 per month, and the Company issued to the plaintiff warrants covering 250,000 shares of the Company's common stock with an exercise price of $0.32 per share. The cash consideration will be applied against the final judgment, if any, upheld on appeal. Additional warrants may be required to be issued under the suspension agreement. As of May 10, 2002, DataVoN was current in all payments required under the suspension agreement.

(8) Contingencies

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

(9) Vendor Settlement

On March 21, 2002, the Company entered into an agreement with a vendor resolving disputes and providing for financing and equipment for joint development of network products. Under the terms of the agreement the Company received a cash payment of $2,000,000. Additionally, the Company received relief from some of the Company's current equipment lease obligations and favorable treatment related to certain future equipment acquisitions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the financial condition and results of operations of DTVN Holdings, Inc. (the "Company") for the three months ended March 31, 2002 should be read in conjunction with the accompanying consolidated financial statements and footnotes for the three months ended March 31, 2002 included herein and in conjunction with the consolidated audited financial statements and related notes thereto contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001. The Company believes that all necessary adjustments (consisting of normal recurring adjustments) have been included in the amounts stated below to present fairly the following quarterly information. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. Quarterly operating results have varied significantly in the past and can be expected to vary in the future. The results for interim periods are not necessarily indicative of results for the year. Unless the context otherwise requires, references in this report on Form 10-QSB to the "Company" "we", "us", or "our" refer to DTVN Holdings, Inc. and its direct and indirect subsidiaries.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

Net Service Revenue. The Company's net service revenue increased by approximately $.39 million to approximately $3.97 million for the three months ended March 31, 2002, from approximately $3.58 million for the three months ended March 31, 2001. The increase in net revenue resulted from new products, the planned introduction of the new, packet-switched infrastructure and the concomitant increase in rates charged as the result of a shift from primarily flat-rated circuit revenue to primarily minutes of use revenue.

Cost of Services. Cost of services increased by approximately $.45 million to approximately $2.98 million for the three months ended March 31, 2002, from approximately $2.53 million for the three months ended March 31, 2001. The increase in expense was driven by the increase in traffic and the expenses resulting from the network expansion. As a result of this network expansion, collocation facility fees increased to approximately $247,000 for the three months ended March 31, 2002, from approximately $159,000 for the three months ended March 31, 2001 and telecommunications fees increased to approximately $2.73 million for the three months ended March 31, 2002, from approximately $2.37 million for the three months ended March 31, 2001.

Selling and Marketing Expenses. Selling and marketing expenses decreased by $34,556 to $70,033 for the three months ended March 31, 2002, from $104,589 for the three months ended March 31, 2001. Selling and marketing expenses include expenses relating to the salaries, payroll taxes, benefits and commissions that the Company pays for sales personnel and the expenses associated with the development and implementation of its promotion and marketing campaigns. This decrease is attributable to the reductions in sales force, promotions and marketing campaigns.

General and Administrative Expenses. General and administrative expenses increased by approximately $.48 million to approximately $1.36 million for the three months ended March 31, 2002, from approximately $.88 million for the three months ended March 31, 2001. General and administrative expenses include salary, payroll tax and benefit expenses and related costs for general corporate functions, including executive management, administration, office facilities, information technology, uncollectible accounts receivable, and human resources. General and administrative expenses increased primarily due to the increase in the number of personnel and an increase in consulting and professional fees.

Litigation Judgment. Litigation judgment expenses increased by $80,619 to $80,619 for the three months ended March 31, 2002, as compared to $0 for the three months ended March 31, 2001. Litigation judgment expenses increased as a result interest being charged on the judgment against DataVoN and the charge related to the issuance of warrants to the plaintiff.

Depreciation, Depletion, and Amortization Expense. Depreciation, depletion, and amortization expense increased by approximately $.29 million to approximately $.39 million for the three months ended March 31, 2002, from approximately $.10 million for the three months ended March 31, 2001. This increase primarily resulted from the depreciation of equipment related to the expansion of the Company's network.

Other Income. Other income increased by $2 million to $2 million for the three months ended March 31, 2002, as compared to $0 for the three months ended March 31, 2001. This increase primarily resulted from an agreement resolving disputes and providing for financing and equipment for joint development of network products.

Interest Income and Interest Expense. Interest expense is primarily comprised of interest on the Company's notes payable, and various capital leases. Interest income is primarily composed of income earned on the Company's cash and cash equivalents and certificates of deposit.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital and liquidity needs historically and currently have related to the development of its network infrastructure, its sales and marketing activities, and general capital needs. The Company's capital needs have been met, in large part, from cash flow generated from operations. However, during the years ended December 31, 2001 and 2000, the Company incurred losses of $32,751,069 and $2,985,117, respectively. The Company had a working capital deficit of $7,166,555 as of December 31, 2001, and $8,137,788 as of March 31, 2002. As a consequence an increasing portion of the Company's capital needs have been met by and will require future capital loans or equity investments. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreements, to obtain additional financing as may be required, and ultimately to attain profitability.

Net cash provided by operating activities was approximately $.56 million for the three months ended March 31, 2002, as compared to net cash used by operating activities of approximately $.37 million for the three months ended March 31, 2001. Cash provided by operating activities was primarily attributable to the increase in revenue generated on the Company's expanded network.

Net cash used in investing activities was approximately $.73 million for the three months ended March 31, 2002, as compared to net cash used by investing activities of approximately $.58 million for the three months ended March 31, 2001. The increase resulted primarily from capital expenditures.

Net cash used by financing activities was approximately $.13 million for the three months ended March 31, 2002, as compared to net cash used in financing activities of approximately $.14 million for the three months ended March 31, 2001. The decrease resulted primarily from less payments on obligations and related parties.

On September 18, 2001, the Company entered into a Promissory Note with an individual for up to $2,000,000. This note evidences a line of credit under which the Company can request a maximum of two $1,000,000 advances. Interest accrues on the unpaid balance of the principal at 10% per annum and is secured by the Company's accounts receivable. The advances are due 180 days after drawn. As of March 31, 2002, $2,000,000 had been advanced on the note. The original draw was on September 24, 2001, and the second draw was on November 17, 2001. The first draw and accrued interest was paid on April 16, 2002 and the maturity date of the second installment is May 15, 2002. As of May 15, 2002, the Company does not have sufficient cash on hand to pay the second installment.

In March of 2002, the Company entered into a financing agreement with a vendor that replaced approximately $2.4 million of capital lease obligations previously recorded on equipment currently in use. Payments under the financing agreement and if the equipment is returned during the designated time period the entire obligation will be waived, but if the Company elects to keep the equipment it will have to pay the full amount of the obligation under the agreement. The Company also receives favorable treatment related to certain future equipment acquisitions.

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

The financial and other performance criteria were not meet during the first year after the closing of the merger, and under the terms of the Relinquishment Agreement, 2,908,853 shares of the Company's common stock, par value $0.001 will be returned to the Company. The effect of the Relinquishment Agreement is a reduction of the purchase price and the carrying value of the goodwill by $1,803,489 from $3,901,494 to $2,098,005.

CAPITAL EXPENDITURES

Capital expenditures totaled approximately $.86 million for the three months ended March 31, 2002, of which $.86 million was from cash from operations and approximately $0 in capital and operating leases. The Company expects to continue the expansion of its network throughout 2002 and intends to increase its capital expenditures accordingly. The Company intends to incur approximately $2.5 million in additional capital expenditures during the remainder of 2002, which the Company expects will be funded through a combination of operating and capital leases, cash from operations, and the issuance of either debt or equity securities or both. The Company currently does not have sufficient cash on hand, existing borrowing availability or any commitments for the cash to fund all of the planned capital expenditures. The Company intends to use cash flow from operations, issuance of obligations under capital and operating leases, and proceeds from the sale of either debt or equity securities or both to fund such capital expenditures. There can be no assurance that the Company will be able to generate sufficient cash flow or obtain such outside financing to fund the planned capital expenditures. If the Company is unable to generate sufficient cash flow or obtain such outside financing, the planned expansion of its network infrastructure will be reduced, delayed or canceled and such reduction, delay or cancellation could have a material adverse effect on the business, financial condition or results of operations of the Company.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has experienced losses from operations and resulting dependence on access to additional external financing to cover operating expenses and debt payments and there can be no assurances that these losses will not continue. Cash flows from operations are insufficient to meet the financial obligations of the Company at this time. However, the Company anticipates that its cash on hand, cash flows from operations, deferred infrastructure costs to be received pursuant to existing agreements, and cash from additional equity or debt financing may be sufficient to satisfy operating expenses, existing commitments, including debt payments, and planned capital expenditures. Note that there can be no assurance that the Company will receive payments due under existing agreements, that its business will generate sufficient cash flows from operations, that sufficient equity capital can be raised, or that future borrowings will be available in an amount sufficient to enable the Company to pay operating expenses, make debt payments, or make necessary capital or other expenditures, including the planned capital expenditures. Our ability to operate as a going concern is dependent on our ability to obtain sufficient cash from the sources identified herein. The consolidated financial statements do not include any adjustments relating to this recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Allowance for Doubtful Accounts. We do not currently maintain allowances for doubtful account for estimated losses from our customers' inability to make the payments that they owe us. However, we monitor this situation on an on-going basis. In reviewing whether or not to make such an allowance we analyze historical bad debts, customer concentrations, current customer credit-worthiness, current economic trends and changes in our customer payment patterns. If the financial condition of our customers were to deteriorate and to impair their ability to make payments to us allowances might be required in future periods.

Asset Retirement Obligations. In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS 143 is not expected to have a material impact on the Company's consolidated financial statements and related disclosure as the Company does not have material assets that are affected by this policy.

Impairment for Long-Lived Assets. In July 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 supersedes SFAS 121. Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of. SFAS 144 applies to all long-lived assets including discontinued operations, and amends Accounting Principle Board of Opinion No. 30 Reporting the Effect of Disposal of a segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book or fair value less cost to sell. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are generally expected to be applied prospectively. The application of this statement is not expected to have a material impact on our financial statements.

Goodwill. In July 2001, the Financial Accounting Standards Board issued the accounting rules governing business combinations, goodwill and intangible assets. These rules are Statement of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. With the adoption of Statement 142, goodwill is no longer subject to amortization over its useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test at the reporting units level. Impairment loss would be recognized to the extent the carrying amount of goodwill exceeds the implied fair value. Under the new rules, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. Determining the useful lives of intangible assets will require considerable judgment and fact-based analysis. The Company has adopted the provisions of this standard as of January 1, 2002, and we have conformed our accounting policy to the requirements in this standard. As a result, goodwill and certain intangible assets will not be amortized, but instead, will be reviewed for impairment at least annually, in accordance with the provisions of this statement.

Management believes this standard will have a material non-cash impact on the corporation's financial statements related to the April 2001 acquisition of Video Intelligence, Inc., as it will not allow for amortization of goodwill, which approximates $550,000 annually after the enforcement of the Relinquishment Agreement. At this time the Company has not computed its initial impairment analysis of goodwill. Accordingly, the Corporation has not made a determination about whether or not an impairment charge will be necessary upon adoption of the new standard; however, if impairment is indicated, it will be reflected as a cumulative adjustment from a change in accounting principle as of January 1, 2002.

As a result of the third quarter 2001 sale of substantially all of the assets acquired in the merger with Zydeco Energy, Inc. in June 2000, management determined that the future cash flow to be derived from the remaining assets acquired in the merger could not support the goodwill that resulted from such merger as it was accounted for under the purchase method. As a consequence of that determination, the remaining unamortized goodwill was deemed impaired and written off in full in the third quarter of 2001.

CONTINGENCIES

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the FASB issued SFAS No.'s 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS 142 requires that ratable amortization of goodwill be replaced with period fair-value based tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. Additionally, under the provision of the new accounting standard, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, in fiscal year 2002. Adoption of SFAS No. 141 and 142 is not expected to have a material cash impact on the Company's consolidated financial statements and related disclosures.

Management believes that SFAS 142 will have a material non-cash impact on the Company's consolidated financial statements, as it will not allow for amortization of the Company's remaining goodwill, which approximates $1 million annually. At this time the Company has not computed its initial impairment analysis of goodwill. Accordingly, the Company has not made a determination about whether or not an impairment charge will be necessary upon adoption of the new standard.

In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS 143 is not expected to have a material impact on the Company's consolidated financial statements and related disclosure.


                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Information pertaining to this item is incorporated herein from "Part I. Financial Information -- Item 1 - Notes to Condensed Consolidated Financial Statements - Note 7" and "Part I. Financial Information -- Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Contingencies."

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 25, 2002 the Company issued warrants covering 250,000 shares of the Company's common stock with an exercise price of $0.32 per share in an agreement with a plaintiff to suspend execution of a judgment. The Warrants are immediately exercisable and expire on February 25, 2007. The Company believes that the issuance of such securities was exempt under Section 4(2) of the Securities Act of 1933 as a transaction not involving a public offering. This issuance was made without general solicitation or advertising. Additional warrants may be required to be issued under the suspension agreement.

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

4.1 Certificate of Designation of Series A Convertible Preferred Stock of the Company (Incorporated by reference to Form 8-K (File No. 0-22076) filed with the SEC on June 19, 2000).

4.2 Registration Rights Agreement, dated April 12, 2001, among DTVN Holdings, Inc. and each security holder named therein that becomes a party to the agreement by the execution and delivery of a counterpart signature page thereto (incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 0-22076) filed with the SEC on April 27, 2001).

(b) Reports on Form 8-K

The Company filed the following reports on Form 8-K during the quarter ended March 31, 2002:

Current Report on Form 8-K dated April 18, 2002, and filed April 25, 2002, reporting, on Item 4, changes in certifying accountant. The Company announced that it had received notice that KPMG LLP had resigned as the Company's independent public accountants.

Current Report on Form 8-K dated and filed April 25, 2002, reporting, on Item 4, changes in certifying accountant. The Company announced the engagement of Hein + Associates LLP as the Company's independent public accountants for its fiscal year ending December 31, 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DTVN Holdings, Inc.


Dated:   May 15, 2002                   /s/  Philip N. O'Reilly
                                        -------------------------------
                                        Philip N. O'Reilly
                                        Chief Financial Officer (Duly Authorized
                                        Officer and Principal Financial Officer)