Form 10KSB/A
period 2001-12-31
DTVN HOLDINGS INC
filed 2002-08-19
CIK 908246

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission file number: 0-22076

                               DTVN HOLDINGS, INC.
                 (Name of small business issuer in its charter)

           Delaware                                      76-0404904
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

      1081 Gateway Blvd, Suite 101                         75080
            Richardson, Texas                            (Zip Code)
(Address of principal executive offices)

                    Issuer's telephone number (972) 792-3700

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     Common Stock, $.001 par value per share

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
[ ] Yes [X] No

     The information required in Part III of the annual report on Form 10-KSB for the year ended December 31, 2001 did not include the information required in
Part III in anticipation of including such information in a proxy statement (which has not been filed) for the annual meeting of shareholders of the registrant.

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for fiscal year ended December 31, 2001: $17,147,795

     As of March 26, 2002, there were 59,414,609 shares of the registrant's common stock, $.001 par value per share (the "Common Stock"), outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant, as of such date, was approximately $9,506,337 (based on the closing price of $0.16 per share as reported on the OTC Bulletin Board).

          Transitional Small Business Disclosure Format
          Yes [ ]No [X]

                                TABLE OF CONTENTS

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
         CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)
         OF THE EXCHANGE ACT ................................................  1

ITEM 10. EXECUTIVE COMPENSATION .............................................  3

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT .....  5

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .....................  6

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The following table sets forth the names, ages, and positions of the executive officers and directors of DTVN Holdings, Inc. (the "Company") as of July 31, 2002.

     NAME               AGE                     POSITION
     ----               ---                     --------
Scott Birdwell          42     Chief Executive Officer and Chairman of the Board
James S. Holden         48     Chief Operating Officer and Director
Britt Birdwell          45     President and Director
Jeff Becker             35     Chief Financial Officer and Director
Hugh Simpson            45     Director
Jay Nickell             45     Director
Michael McInerney       47     Director

     Mr. Scott Birdwell has served as Chief Executive Office and Chairman of the Board of Directors of the Company since July 2002. He is also the president and CEO and is a director of Transcom Communications, Inc. (which, effective July 17, 2002, acquired a majority of the outstanding common stock of the Company). Mr. Birdwell founded Transcom in 1999. Prior to founding Transcom, Mr. Birdwell was president of Enhanced Communications, Inc., which he founded in 1993 and sold to World Access Service Corp. in 1999.

     Mr. Holden has served as Chief Operating Officer and Director of the Company since September 2000. Prior to joining the Company, Mr. Holden was the Director of Access Planning for CapRock Communications Corp., where he was responsible for all domestic and international off-net facilities purchases, negotiating interconnects and rates, forecasting overbuilds and monitoring entrance facility usage. Mr. Holden was with CapRock Communications Corp. from October 1999 to September 2000. From August 1979 to January 1999, Mr. Holden was with MCI Telecommunications Corporation, serving in a broad range of management positions, concluding his services as Senior Manager, Financial Operations, responsible for the day-to-day business relationship between MCI WorldCom and GTE.

     Mr. Britt Birdwell has served as President and Director of the Company since July 2002. Prior to July 2002, Mr. Birdwell was vice president and director of international operations for Transcom Communications, Inc. Mr. Birdwell remains as a director of Transcom. Before joining Transcom in 1999, Mr. Birdwell was president of various entrepreneurial companies in Texas. Mr. Scott Birdwell and Mr. Britt Birdwell are brothers.

     Mr. Becker has served as Chief Financial Officer and Director of the Company since July 2002. He is also currently CFO and vice president of operations and is a director of Transcom Communications, Inc. Prior to his employment with Transcom in October 2001, Mr. Becker held various operational and financial positions at NetVoice Technologies, Inc., World Access Service Corp., and Encom Communications Corp.

     Mr. Simpson, a Director of the Company since June 2000, founded DataVoN Inc. ("DataVoN") in 1997. On June 9, 2000, DataVoN became a wholly-owned subsidiary of the Company pursuant to the merger of DVN Acquisition Corporation, a wholly-owned subsidiary of the Company, with and into DataVoN, with DataVoN continuing as the surviving corporation. Mr. Simpson held the positions of CEO and president of the Company until July 2002. In 1991, Mr. Simpson founded Travel Com 800 Inc., a communications company serving military personnel for their calling card and wireless needs, where he worked until 1996 when Mr. Simpson sold the communications segment to one equity partner, and the wireless communications segment to another equity partner. Mr. Simpson's United States Marine Corp Reserve Unit was activated for duty in Operation Desert Shield and Storm in 1990, where he served until July 1991. Mr. Simpson was promoted to the rank of Lieutenant Colonel before joining the inactive roles in June 1999.

     Mr. Nickell has served as a Director of the Company since July 2002. He also currently maintains a Dallas law office, with primary areas of practice in real estate and construction law, and has done so since 1992. From 1997 to 1999, Mr. Nickell served on the Executive Committee and Board of Directors of DalMac Investments Corp., a Texas-based commercial construction/developer.

     Mr. McInerney has served as a Director of the Company since July 2002. Since May 2001 he has served as President for Lintel, Inc. subsidiaries Hart Telephone Company, Hart Communications, Hart Cable and Diversified Golf. Joining Lintel in 1994, Mr. McInerney previously served as Executive Vice President, responsible for operational and strategic management of telephone, cable, cellular, PCS properties and was the primary contact for legislative and regulatory issues. From 1991 to 1994, Mr. McInerney was Executive Director with Standard Telephone Company, where he managed several key departments and developed new product strategies and coordinated company-wide marketing and advertising campaigns.

                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors and persons who beneficially own more than 10% of the Company's common stock to file reports of their beneficial ownership and changes in ownership--Forms 3, 4 and 5, and any amendment thereto -- with the Securities and Exchange Commission. Executive officers, directors, and greater-than-ten percent holders are required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company and any written representations from the executive officers and directors, the Company believes that all, except for Mr. Scott Birdwell, Mr. Britt Birdwell, and Mr. Nickell, who have not yet filed initial Form 3s, Section 16(a) filing requirements applicable to its executive officers, directors and greater-than-ten percent holders have been complied with.

ITEM 10. EXECUTIVE COMPENSATION

     The following summary compensation table sets forth summary information as to compensation received by or awarded to the Company's Chief Executive Officer for services rendered to the Company and its subsidiaries for the years ended December 31, 2001, 2000, and 1999. The table also sets forth the compensation received by the five executive officers of the Company (other than the CEO) receiving the most compensation in 2001 (together with the CEO, the "Named Executive Officers"). Prior to 2001, no person, other than Mr. Simpson and Mr. Frazier, who were serving as executive officers of the Company as of December 31, 2001, received total annual compensation in excess of $100,000.

                           SUMMARY COMPENSATION TABLE
                           --------------------------

                                      ANNUAL COMPENSATION                            LONG-TERM COMPENSATION
                                      -------------------                            ----------------------
                                                                           AWARDS                    PAYOUTS
                                                                           ------                    -------
                                                    OTHER ANNUAL                 SECURITIES                 ALL
      NAME AND                                        COMPENSA-   RESTRICTED     UNDERLYING      LTIP      OTHER
                                          BONUS          TION        STOCK       OPTIONS/SARs   PAYOUTS     COMPEN-
     POSITION(S)        YEAR    SALARY     ($)          ($)       AWARDS ($)        (#)           ($)     SATION($)
     -----------        ----    ------     ---          ---       ----------        ---           ---     ---------
 Hugh D. Simpson (1)
    Chief Executive     2001   $212,365   41,500        --            --          300,000         --          --
  Officer, President    2000   $201,935    3,000        --            --             --           --          --
    and Chairman of     1999   $200,000     --          --            --             --           --          --
       the Board

   James S. Holden      2001   $144,667      819        --            --             --           --          --
    Chief Operating     2000   $ 46,667    1,500        --            --          900,000         --          --
        Officer         1999      --        --          --            --             --           --          --

    Rodney Jones        2001   $130,000    1,500        --            --          700,000         --          --
       Senior VP        2000      --        --          --            --             --           --          --
                        1999      --        --          --            --             --           --          --

    Chad Frazier        2001   $124,721    1,500        --            --             --           --          --
       Senior VP        2000   $ 99,279    3,000        --            --          299,975         --          --
                        1999      --        --          --            --          200,025         --          --

    Steve Weigman       2001   $120,042      819        --            --             --           --          --
       Senior VP        2000   $ 79,302    3,000        --            --          500,023         --          --
                        1999      --        --          --            --             --           --          --

Michael G. Donohoe      2001   $119,041    1,500        --            --          700,000         --          --
  General Counsel and   2000      --        --          --            --             --           --          --
  Assistant Secretary   1999      --        --          --            --             --           --          --

(1) Mr. Simpson was appointed as the Company's Chief Executive Officer, President, Secretary, Chairman of the Board of Directors, and as a director, effective as of June 9, 2000, the closing date of the merger of DVN Acquisition Corporation and DataVon. Mr. Sam B. Myers, Jr. served in these capacities for the Company prior to the merger and resigned from these positions, effective as of June 9, 2000. Mr. Myers earned $125,000, and $150,588 in salary from his positions with the Company for the fiscal years ended December 31, 2000 and 1999, respectively.

     The compensation figures provided above for Mr. Simpson reflect compensation earned from his positions with DataVon for each of the fiscal years ended December 31, 2001, 2000, and 1999. In 2001, Mr. Simpson was granted options covering 300,000 shares of the Company's common stock. As of July 18, 2002, Mr. Simpson no longer serves in the capacities of CEO, President, and Chairman of the Board.

Option Grants in Last Fiscal Year.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                         Number of
                                        Securities              % of Total
                                        Underlying          Options/SARS Granted
                                       Options/SARs        to Employees in Fiscal       Exercise or        Expiration
      Name                              Granted(#)                  Year                Base Price            Date
      ----                              ----------                  ----                ----------            ----
Hugh D. Simpson                           300,000                   11.6                    $0.75            8/12/11
James S. Holden                              None                    N/A                      N/A                N/A
Rodney Jones                              700,000                   27.0                    $0.88            1/31/11
Chad Frazier                              299,975                   11.6                    $0.88            1/31/11
Steve Weigman                                None                    N/A                      N/A                N/A
Michael G. Donohoe                        700,000                   27.0                    $0.69             2/1/11

Aggregated Option Exercises In Last Fiscal Year and Fiscal Year-End Option
Values.

     Other than options assumed in accordance with the merger on April 13, 2001 with Video Intelligence, Inc., as described in the Company's Form 10-KSB filed on April 16, 2002, no options were exercised in the fiscal year ended December 31, 2001. The following table sets forth certain information concerning executive officers serving during the fiscal year ended December 31, 2001 and the aggregated fiscal year-end value of the unexercised options of each of the named executive officers.

               AGGREGATED OPTION/SAR EXERCISE IN LAST FISCAL YEAR
                      AND FISCAL YEAR END OPTION/SAR VALUES

                         Number of Securities Underlying
                         -------------------------------

                             Shares
                           Acquired
                              on             Value                Unexercised                 Value of Unexercised In
                           Exercise        Realized             Options/SARs at                the Money Options/SARs
                              (#)            ($)                Fiscal Year-End              at Fiscal Year-End ($)(1)
                              ---            ---                ---------------              -------------------------
Name                                                   Exercisable      Unexercisable      Exercisable      Unexercisable
                                                       -----------      -------------      -----------      -------------
Hugh D. Simpson                None          $--            --             300,000             None              None
James S. Holden                None          $--         400,000           500,000             None              None
Rodney Jones                   None          $--            --             700,000             None              None
Chad Frazier                   None          $--          66,675           433,325             None              None
Steve Weigman                  None          $--         166,674           333,349             None              None
Michael G. Donohoe             None          $--            --             700,000             None              None

(1) For purposes of this table, fair market value is deemed to be $0.00 based on the closing market price reported by the OTC Bulletin Board on December 31, 2001 of $0.20.

                              DIRECTOR COMPENSATION

     Directors who are also employees of the Company receive no compensation for serving on the Board of Directors. With respect to Directors who are not employees of the Company, the Company reimburses such non-employee directors for all travel and other expenses incurred in connection with attending Board of Directors and committee meetings. Each non-employee director of the Company receives on the date of his or her appointment to the Board of Directors, a one-time grant of stock options to purchase 100,000 shares of Common Stock under the Company's 2000 Stock Option and Restricted Stock Plan. Unless otherwise provided in the applicable stock option agreement, the options will become exercisable as to one-twelfth of the shares of Common Stock subject to the options at the end of each full calendar quarter following the grant of the options, beginning with the end of the first calendar year following the date of the grant of the options, and will have an exercise price per share equal to the fair market value of the stock on the date of the grant.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of August 14, 2002, with respect to the beneficial ownership of common stock by: (i) each director and nominee for election to the Board of Directors; (ii) each Named Executive Officer; (iii) all of the directors and executive officers as a group; and (iv) to the best of the Company's knowledge, each person who is a beneficial owner of more than 5% of the outstanding shares of common stock. The information has been determined in accordance with Rule 13d-3 promulgated under the Exchange Act based upon information furnished by the persons listed or contained in filings made by them with the SEC. Except as provided in the table below, the stockholders listed in the table below have sole voting and investment power with respect to their shares. Unless otherwise indicated, the business address of (a) Hugh D. Simpson is 316 Ridgeview, Richardson, Texas 75080; (b) Transcom Communications, Inc. is 2301 E. Lamar Blvd., Suite 350, Arlington, Texas 76006; and (c) each of the other persons listed below is c/o DataVoN Inc., 1081 Gateway Blvd, Suite 101, Richardson, Texas 75080.

                                                            Number of Shares of                Percent
               Name or Identity of Group              Common Stock Beneficially Owned        of Class (1)
               -------------------------              -------------------------------        ------------
Hugh D. Simpson                                                 39,088,877(2)                    28.6%
James S. Holden                                                    902,000(3)                    *
Michael McInerney                                                  100,000(3)                    *
Scott Birdwell                                                       5,500(3)(4)                 *
Britt Birdwell                                                        --     (4)                 *
Jeff Becker                                                          5,500(3)(4)                 *
Jay Nickell                                                        122,500(3)                    *
Steve Weigman                                                      500,023(3)                    *
Rodney Jones                                                       700,500(3)                    *
Michael G. Donohoe                                                 701,000(3)                    *
Chad Frazier                                                       500,000(3)                    *
Transcom Communications, Inc.                                   76,700,000                       56.1%

                                                            Number of Shares of                Percent
               Name or Identity of Group              Common Stock Beneficially Owned        of Class (1)
               -------------------------              -------------------------------        ------------
All Directors and Executive Officers as a Group (8               42,625,900(5)                    31%
persons)

---------------
*    Less than 1%

(1) Based on 136,739,609 shares of Common Stock issued and outstanding as of August 14, 2002.

(2) Includes options to purchase 300,000 shares of Common Stock held by Mr. Simpson which are exercisable within 60 days of August 14, 2002.

(3) Represents options to purchase all of the shares listed which are exercisable within 60 days of August 14, 2002, except for Mr. Holden who owns 2,000 of the shares listed, Mr. Jones who owns 500 of the shares listed, and Mr. Donohoe who owns 1,000 of the shares listed.

(4) Does not include interest in shares owned by Transcom Communications, Inc. as shareholders of Transcom. Transcom owns 76,700,000 shares comprising 56.1% of the issued and outstanding common stock of the Company.

(5) Includes all shares owned and options to purchase shares which are exercisable within 60 days of August 14, 2002, but excludes interests in shares owned by Transcom Communications, Inc. as shareholders of Transcom.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In 2001 and 2002, the Company entered into a number of transactions in the normal course of business with related parties. These transactions include operating and capital leases with related parties, notes payable to related parties and services provided by related parties all as described in the Company's Form 10-KSB filed on April 16, 2002.

     The Company incurred expenses to a related party, M.M. Simpson & Associates, P.C. (M.M. Simpson) in the amounts of $149,031, $126,221 and $7,589 in the fiscal years ended December 31, 2001, 2000 and 1999, respectively, for legal services provided to the Company.

     The Company also paid M.M. Simpson & Associates, P.C. $0, $25,955 and $29,683 in the fiscal years ended December 31, 2001, 2000 and 1999, respectively, for payroll costs of shared employees.

     In July 2002, Transcom Communications, Inc., a vendor to the Company, acquired control of the Company in a transaction described in the Company's Form 8-K filed on July 26, 2002. The Company currently owes Transcom approximately $1.1 million, which represents ongoing vendor financing and loans made to the Company for operating capital.

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DTVN HOLDINGS, INC.


                                        By       /s/ Scott Birdwell
                                          --------------------------------------
                                              Scott Birdwell
                                              Chief Executive Officer
                                              Date:  August 19, 2002