Form 10QSB
period 2002-06-30
DTVN HOLDINGS INC
filed 2002-08-19
CIK 908246

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002
               [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                                THE EXCHANGE ACT
                For the transition period from _______ to _______
                         Commission File Number: 0-22076

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

                                 (972) 792-3700
                (Issuer's Telephone Number, Including Area Code)

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

                                    Yes     No X
                                       ---    ---

   As of August 15, 2002 there were 136,739,609 shares of DTVN Holdings, Inc.
             Common Stock, $.001 par value, issued and outstanding.

           Transitional Small Business Disclosure Format (check one):

                                    Yes     No X
                                       ---    ---

                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                                                                  Page
                                                                                 Number
                                                                                 ------
PART I    Financial Information
          Item 1. Consolidated Financial Statements .............................   3
                  Condensed Consolidated Balance Sheets (Unaudited) .............   3
                  Condensed Consolidated Statements of Operations (Unaudited)....   4
                  Condensed Consolidated Statements of Cash Flows (Unaudited)....   5
                  Notes to Condensed Consolidated Financial Statements ..........   6
          Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ...........................   9

PART II   Other Information
          Item 1. Legal Proceedings .............................................  16
          Item 2. Changes in Securities and Use of Proceeds .....................  16
          Item 6. Exhibits and Reports on Form 8-K ..............................  16

PART I.   FINANCIAL INFORMATION
ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS.

                      DTVN HOLDINGS, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                           June 30,        December 31,
                           Assets                                            2002              2001
                                                                        --------------     -------------
Current assets:
  Cash and cash equivalents                                             $      256,011     $     369,943
  Certificates of deposit                                                           --           101,785
  Accounts receivable, net                                                     808,896         1,594,577
  Other current assets                                                       1,966,674         1,101,160
                                                                        --------------     -------------
                Total current assets                                         3,031,581         3,167,465
                                                                        --------------     -------------
Property and equipment, net                                                  5,448,812         5,421,458
Goodwill, net                                                                       --         3,901,494
Investments                                                                         --            50,000
Other assets                                                                   230,982           303,805
                                                                        --------------     -------------
                                                                        $    8,711,375     $  12,844,222
                                                                        ==============     =============

          Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
  Note payable to related parties                                       $      122,000     $     122,000
  Current portion of notes payable                                           3,983,612         2,075,024
  Accounts payable                                                           5,408,849         3,670,746
  Unearned revenue                                                                  --            98,823
  Accrued liabilities and other                                              2,822,670         3,278,047
  Current installments of obligations under capital leases                     340,612         1,099,380
                                                                        --------------     -------------
                Total current liabilities                                   12,677,743        10,344,020
                                                                        --------------     -------------

Notes payable less current portion                                             205,131           300,348
Obligations under capital leases, excluding current installments                66,094         1,788,217
                                                                        --------------     -------------
                Total liabilities                                           12,948,968        12,432,585
                                                                        --------------     -------------
Stockholders' equity:
  Preferred Stock: 1,000,000 authorized, none issued and outstanding
  Common stock, $.001 par value, 150,000,000 authorized, and 60,239,609         60,239            59,414
  issued and outstanding
  Additional paid in capital                                                35,820,809        37,160,319
  Accumulated Deficit                                                      (40,118,641)      (36,808,096)

                                                                        --------------     -------------
                Total stockholders' equity (deficit)                        (4,237,593)          411,637
                                                                        --------------     -------------

                                                                        $    8,711,375     $  12,844,222
                                                                        ==============     =============

See accompanying notes to condensed consolidated financial statements.

                     DTVN HOLDINGS, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                            Three Months Ended June 30,     Six Months Ended June 30,
                                                              2002             2001           2002             2001
                                                          ------------     ------------    ------------     ------------
Revenues:
    Net service revenue                                   $  5,214,268        5,408,529    $  9,184,382        8,990,973
    Other revenue                                                   --           53,504           2,381          141,279
                                                          ------------     ------------    ------------     ------------
          Total revenues                                     5,214,268        5,462,033       9,186,763        9,132,252
Operating expenses:
    Cost of services                                         5,035,867        4,264,247       8,017,889        6,791,271
    Selling and marketing                                       71,524          105,801         141,557          210,390
    General and administrative                               1,564,405        1,255,012       2,923,206        2,134,871
    Litigation judgment                                         52,425               --         133,045               --
    Amortization of goodwill                                        --        1,521,876              --        2,852,145
    Depreciation, depletion and amortization                   462,101          130,801         853,720          228,383
                                                          ------------     ------------    ------------     ------------
           Total operating expenses                          7,186,322        7,277,737      12,069,417       12,217,060
                                                          ------------     ------------    ------------     ------------
          Operating  loss                                   (1,972,054)      (1,815,704)     (2,882,654)      (3,084,808)

Interest income                                                  1,391           14,481           3,000           42,912
Other income                                                        --               --       2,000,000               --
Impairment of goodwill                                      (2,098,005)              --      (2,098,005)              --
Gain on sale of investments                                         --           59,232              --           59,232
Other expense                                                 (174,000)              --        (174,000)              --
Interest expense                                               (80,918)          (9,463)       (158,877)        (32,999)
                                                          ------------     ------------    ------------     ------------
          Loss before income taxes                          (4,323,586)      (1,751,454)     (3,310,536)      (3,015,663)

Income tax (expense) benefit                                        --           83,498              --           49,922
                                                          ------------     ------------    ------------     ------------
          Net loss                                        $ (4,323,586)      (1,667,956)   $ (3,310,536)      (2,965,741)
                                                          ============     ============    ============     ============
Net loss per common share:

          Basic and diluted                               $      (0.07)           (0.03)   $      (0.06)           (0.06)
                                                          ============     ============    ============     ============
Weighted average common shares outstanding:

          Basic                                             59,614,609       55,825,645      59,515,162       51,248,700
                                                          ============     ============    ============     ============

          Diluted                                           59,614,609       66,079,527      59,515,162       56,403,968
                                                          ============     ============    ============     ============

See accompanying notes to condensed consolidated financial statements.

                      DTVN HOLDINGS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                      Six Months Ended June 30,
                                                                                       2002                2001
                                                                                       ----                ----
Cash flows from operating activities:
    Net income (loss)                                                            $  (3,310,536)     $  (2,965,741)
    Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
           Depreciation, depletion and amortization                                    853,720          3,080,528
           Impairment of goodwill                                                    2,098,005                 --
           Non-cash general & administrative expenses                                  535,413            344,815
           Deferred tax benefit                                                             --            (99,969)
           Gain on disposal of asset                                                        --            (59,232)
           Changes in assets and liabilities:
               Accounts receivable                                                     785,681         (1,217,534)
               Accounts payable and accrued liabilities                              1,798,414            104,207
               Unearned revenue                                                        (98,823)          (471,585)
               Unbilled revenue                                                       (854,723)                --
               Other current assets                                                      7,214            (52,826)
                                                                                  ------------       ------------
                         Net cash provided by (used in) operating activities         1,814,365         (1,337,337)
                                                                                  ------------       ------------
Cash flows from investing activities:
    Capital expenditures                                                              (881,074)          (451,836)
    Payment of deposits on leases                                                       52,376           (368,055)
    Purchase of certificates of deposit                                                     --            (98,910)
    Proceeds from maturity of certificates of deposit                                  101,785            100,000
    Sale of investments                                                                 50,000            138,721
    Payment of cash for acquisitions, net of cash acquired                                  --           (377,718)
                                                                                  ------------       ------------
                         Net cash used in investing activities                        (676,913)        (1,057,798)
                                                                                  ------------       ------------
Cash flows from financing activities:
    Proceeds from notes to related parties                                                  --            100,000
    Principal payments on notes to related parties                                          --           (249,090)
    Principal payments on obligations                                               (1,253,384)          (141,494)
    Proceeds from notes payable                                                             --             23,267
    Exercise stock warrants                                                              2,000                 --
                                                                                  ------------       ------------
                         Net cash used in financing activities                      (1,251,384)          (267,317)
                                                                                  ------------       ------------
Net decrease in cash and cash equivalents                                             (113,932)        (2,662,452)

Cash and cash equivalents at beginning of period                                       369,943          2,895,402
                                                                                  ------------       ------------
Cash and cash equivalents at end of period                                        $    256,011       $    232,950
                                                                                  ============       ============

See accompanying notes to condensed consolidated financial statements.

                               DTVN HOLDINGS, INC.
              Notes to Condensed Consolidated Financial Statements
                             June 30, 2002 and 2001

                                   (Unaudited)

(1) Basis of Financial Reporting and Unaudited Information

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the audited consolidated financial statements of the Company for the years ended December 31, 2001 and 2000, the Company incurred losses of $32,751,069 and $2,985,117, respectively. The Company also had a working capital deficit of $7,176,555 at December 31, 2001. These factors among others may indicate that the Company will be unable to continue as going concern for a reasonable period of time.

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

(2) Acquisitions

On April 13, 2001, the Company completed a merger with Video Intelligence, Inc., a Pennsylvania corporation ("Video Intelligence"). Pursuant to the merger, the Company issued 6,749,775 shares of common stock, par value $0.001 per share, of the Company (the "Common Stock") and agreed to pay a total of $493,225 in cash to the holders of all of the issued and outstanding shares of capital stock of Video Intelligence. An aggregate of 2,530,251 shares of Common Stock issued in connection with the merger are subject to a certain Relinquishment Agreement, dated April 12, 2001 among the Company, Video Intelligence and certain stockholders. Pursuant to the Relinquishment Agreement, in the event that financial or other performance criteria set forth in the Relinquishment Agreement are not achieved during the first year after the closing of the merger, all or a portion of the Common Stock will be relinquished and transferred to the Company, without further consideration, as a refund of consideration previously paid in connection with the merger. Under the terms of the merger, all of the options to purchase shares of Common Stock of Video Intelligence that were issued and outstanding at the time of the merger were assumed by the Company and converted into options to purchase 1,141,804 shares of Common Stock at $0.25 per share. The assumed options were exercisable for a period of ninety (90) days following the closing of the merger. As of the final exercise date, 948,948 of the options had been exercised and 192,856 were abandoned. The total exercise price paid for these options was $153,830 and 333,629 shares exchanged in cashless option exercises. A portion of the option shares issued is subject to the Relinquishment Agreement discussed above. The financial and other performance criteria were not met during the first year after the closing of the merger, and under the terms of the Relinquishment Agreement, 2,908,853 shares of the Company's Common Stock, including Common Stock issued in connection with exercised options and subject to the Relinquishment Agreement, will be returned to the Company. The effect of the Relinquishment Agreement is a reduction of the purchase price and the carrying value of the goodwill by $1,803,489 from $3,901,494 to $2,098,005. In the second quarter of 2002, the Company decided not to pursue further marketing of its Video Intelligence product line. As such, the Company performed an evaluation of its goodwill relating to this acquisition, and recorded an impairment of $2,098,005 to reduce the carrying value of the goodwill to zero.

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

The Company adopted FAS 142 on January 1, 2002, at which time it ceased the amortization of goodwill. The application of the non-amortization provisions of FAS 142 for goodwill resulted in a $1,521,876 reduction of amortization for the three months ended June 30, 2002, and a $2,852,145 reduction of amortization for the six months ended June 30, 2002. If these provisions had been applied to the three months ended June 30, 2001, the net loss for the period, which was reported as $1,667,956, would have changed to net loss of $146,080 and basic and diluted income per share would have been $0.0, and if these provisions had been applied to the six months ended June 30, 2001, the net loss for the period, which was reported as $2,965,741, would have changed to net loss of $113,596. At June 30, 2002, the Company's goodwill had a carrying value of zero, resulting from an impairment charge in June 2002 (see Note 2). As such, no further initial impairment test is necessary.

(4) Stock Compensation

In 2000, the Company adopted two stock option plans. Under the plans, the Company may grant to officers, directors, consultants and employees options to purchase shares of the Company's Common Stock. In March of 2000, under the DataVoN, Inc. Stock Option Plan, effective as of March 17, 2000 (the "March 2000 Plan"), the Company granted options to purchase 2,522,459 shares of its Common Stock at an exercise price of $0.49 per share. As of June 30, 2002, a total of 1,267,678 of the options granted under the March 2000 Plan have been forfeited. An adjusted compensation charge related to those options in the approximate amount of $2.9 million is being recognized over the vesting period. Through June 30, 2002, the Company had granted options to purchase a total of 6,479,124 shares of its Common Stock under the DTVN Holdings, Inc. 2000 Stock Option and Restricted Stock Plan effective as of December 21, 2000 (the "December 2000 Plan"), at exercise prices generally equal to the Common Stock's fair market value as of the date of such grants, including options to purchase 100,000 shares at an exercise price of $0.16 per share granted to a director during the quarter. As of June 30, 2002, a total of 1,340,811 of the options granted under the December 2000 Plan have been forfeited. As of June 30, 2002, with respect to the December 2000 Plan, $313,750 is being recognized as a stock compensation charge over the vesting period. All option grants occurring after March 2000 have been made under the December 2000 Plan. With some exceptions, options have a 10-year life and a 3-year vesting period.

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

(6) Notes Payable

On September 18, 2001, the Company entered into a Promissory Note with an individual for up to $2,000,000. This note evidences a line of credit under which the Company can request a maximum of two advances. Interest accrues on the unpaid balance of the principal at 10% per annum and is secured by the Company's accounts receivable. The advances are due 180 days after drawn. As of June 30, 2002, $2,000,000 had been advanced on the note. The original draw was on September 24, 2001, and the second draw was on November 17, 2001. The first draw and accrued interest was paid on April 16, 2002 and the maturity date of the second installment was May 15, 2002. The individual lender agreed to forebear from collection through July 1, 2002, in exchange for (i) an increase in the interest rate to 18% beginning on May 16, 2002, (ii) a grant of 600,000 shares of the Common Stock and (iii) immediate payment of lenders attorneys fees. In connection with the stock grant the lender relinquished warrants covering 250,000 shares of Common Stock with an exercise price of $0.60. The Company has not paid the second installment and is currently in default of this agreement.

In June 2002, the Company entered into an agreement with a vendor whereby the vendor financed the Company's use of up to $400,000 in services through July 10, 2002, in exchange for a grant of 200,000 shares of Common Stock and a grant of a second lien security interest in the Company's accounts receivable.

(7) Litigation Judgment

DataVoN, Inc., a Texas corporation and primary operating subsidiary of the Company ("DataVon"), is currently involved in litigation with a former sales agent related to commissions allegedly owed to the former sales agent. In September 2001, a judgment was rendered against DataVoN in the approximate amount of $2.1 million, which included attorneys' fees, court costs and interest. The judgment accrues interest at 10% per annum and the related interest is being accrued. DataVoN and the plaintiff in that litigation entered into a suspension agreement in February 2002 suspending execution of the judgment for at least six months. Under the terms of that agreement DataVoN paid the plaintiff $100,000 and agreed to pay $20,000 per month, and the Company issued to the plaintiff warrants covering 250,000 shares of the Company's Common Stock with an exercise price of $0.32 per share. The cash consideration will be applied against the final judgment, if any, upheld on appeal. Additional warrants may be required to be issued under the suspension agreement. As of August 12, 2002, DataVoN was current on all payments required under the suspension agreement.

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

(10) Subsequent Events

On July 17, 2002, the Company and DataVoN executed a Stock Purchase Agreement (the "Stock Purchase Agreement") with Transcom Communications, Inc., a Texas corporation ("Transcom"), pursuant to which Transcom purchased 76,500,000 shares (the "Shares") of Common Stock representing fifty-one percent (51%) of the authorized Common Stock of the Company in a private placement (the "Acquisition"). The description contained herein of the transactions contemplated by the Stock Purchase Agreement are qualified by reference in their entirety to the Stock Purchase Agreement, a copy of which was filed as Exhibit
2.1 to a Form 8-K filed by the Company with the Securities and Exchange Commission on July 26, 2002.

Pursuant to the Stock Purchase Agreement, it was the intent of the parties that, through the issuance of the Shares, Transcom would own 51% of all outstanding voting power of the Company as of July 17, 2002, after giving effect to the full exercise or conversion of all outstanding options, warrants, rights to purchase capital stock, or securities convertible into shares of capital stock, regardless of whether such options, rights, warrants or convertible securities were exercisable or convertible as of July 17, 2002 (but excluding unissued stock options under the Company's stock option plans). Prior to delivery to Transcom of the stock certificate representing the Shares, the Company will confirm such calculation. In the event that the Company determines that, for any reason (such as, for example, identification of relinquished stock or identification of unissued stock options) Transcom was issued shares of Common Stock that result in Transcom having more than such 51% voting power, then Transcom is required to relinquish (without compensation) such number of the Shares as is necessary to reduce Transcom's holdings to exactly 51% of such voting power. Subject to the possibility of such reduction, immediately after giving effect to the Acquisition, Transcom beneficially held approximately 56% of the issued and outstanding Common Stock of the Company (on a non-dilutive basis).

In consideration of the issuance of the Shares, Transcom forgave $100,000 of its secured debt to DataVoN. In addition, Transcom provided DataVoN a 180-day grace period (measured from July 17, 2002) during which (i) Transcom will continue to provide networking services to DataVoN and (ii) Transcom will not make any demands on the overdue secured debt owed by DataVoN. In addition, during such 180-day period, Transcom has agreed to use commercially reasonable efforts to resolve all secured debt of Lee Barton (another significant creditor of DataVoN) either by the conversion of such debt into equity or by refinancing such debt on commercially reasonable terms (or by other means in the best interests of the Company). Transcom has also committed to resolving the Company's inability to pay certain payables due in July 2002, including through, among other things, a cash infusion or negotiated vendor terms. In order to address DataVoN's cash needs in August 2002, Transcom has also agreed to use commercially reasonable efforts to provide credit assistance with vendors, including, but not limited to, conversion of weekly pay accounts to monthly pay where possible and to use commercially reasonable efforts to provide assistance to the Company and/or DataVoN in their efforts to obtain a line of credit for working capital.

In further consideration for the issuance of the Shares, Transcom also agreed to, as soon as reasonably practicable after the consummation of the Acquisition, enter into a Service Agreement with the Company pursuant to which, for a period of one year, Transcom would grant the Company a right of first refusal to provide to Transcom the use of the Company's network for domestic VOIP network termination services for the Company's enterprise termination product. Transcom and the Company agreed that such Service Agreement would provide that such right of first refusal may be exercised by the Company only if the pricing and quality of the services offered by the Company are at least equal to the services otherwise available to Transcom. As a result of the Acquisition, Hugh D. Simpson was removed as President and Chief Executive Officer of the Company and resigned as Chairman of the Board of Directors of the Company; Philip N. O'Reilly resigned from the Board of Directors of the Company; Scott Birdwell was appointed as Chief Executive Officer and Chairman of the Board of Directors of the Company; Britt Birdwell was appointed President of the Company; and Jeff Becker was appointed Vice President and Chief Financial Officer of the Company.

Prior to the Acquisition, Philip N. O'Reilly resigned as Chief Financial Officer the Company. In order to fill vacancies in the Board of Directors (including the vacancy created by the resignation of Philip N. O'Reilly as a director), the Board of Directors appointed Scott Birdwell, Britt Birdwell and Jeff Becker to the Board of Directors. After such appointments, the size of the Company's Board of Directors is seven (7) members, consisting of the following persons: Scott Birdwell (Chairman), Britt Birdwell, Jeff Becker, Michael McInerney, Hugh D. Simpson, Jay Nickell, and Steve Holden.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the financial condition and results of operations of DTVN Holdings, Inc. (the "Company") for the three months and six months ended June 30, 2002 should be read in conjunction with the accompanying consolidated financial statements and footnotes for the three months and six months ended June 30, 2002 included herein and in conjunction with the consolidated audited financial statements and related notes thereto contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001. The Company believes that all necessary adjustments (consisting of normal recurring adjustments) have been included in the amounts stated below to present fairly the following quarterly information. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. Quarterly operating results have varied significantly in the past and can be expected to vary in the future. The results for interim periods are not necessarily indicative of results for the year. Unless the context otherwise requires, references in this report on Form 10-QSB to the "Company," "we," "us," or "our" refer to DTVN Holdings, Inc. and its direct and indirect subsidiaries.

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

OVERVIEW

The Company, through its primary operating subsidiary, DataVoN, is a provider of converged, IP communication services. The Company provides toll quality voice and data communications services over private IP networks (VoIP) targeting carrier and enterprise customers. Carriers who deploy soft switch equipment on an IP network can provide high quality video, voice, and data services while retaining the flexibility, scalability, and cost efficiencies. The Video Intelligence Division of DataVoN delivers business-critical video applications and services, specializing in enterprise IP video services, including store and forward services and video conferencing. During the second quarter of 2002, the Company decided not to pursue further marketing of its video intelligence product line.

Examples of services available in the Company's current product line include: voice origination and termination, "follow me" services, pre-paid calling card services, and 8xx origination and termination. In an effort to maximize the Company's staff and network advantages, the Company has focused on acquiring high volume, carrier customers, offering the carriers reduced costs for the same quality of service available in legacy works. Building relationships with carrier customers allows the Company to establish a revenue stream for operation and expansion. The Company has a qualified management team with communications experience in companies such as MCI Worldcom, GTE, and CapRock.

The following objectives summarize the Company's strategy: (i) generating positive cash flow from sales of existing products while building a low overhead, next generation IP network with new technology at its core, (ii) managing growth conservatively by utilizing positive cash flow or other financing resources as necessary, (iii) leveraging IP technology to provide the lowest cost, carrier-grade, wholesale communications solutions to a growing domestic and international communications marketplace, and (iv) taking advantage of technologies that allow the Company to deliver a comprehensive set of converged voice and data services to customers. The Company's most significant costs and expenses are data communications and telecommunications expenses, which are comprised primarily of collocation facility fees, transport fees, termination fees, and equipment expenses. Collocation facility fees are paid for lease of rack space, power and associated services to "host" the equipment. Transport fees are paid to a "backbone provider" to carry traffic between markets. Termination fees are paid to local service providers to terminate calls. Equipment costs are capitalized and depreciated over their useful lives and minor items are expensed directly. Other expenses include charges for connections between the Company and its vendors for termination services and software support and management systems required in maintaining its network.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

Net Service Revenue. The Company's net service revenue decreased by approximately $.20 million to approximately $5.21 million for the three months ended June 30, 2002, from approximately $5.41 million for the three months ended June 30, 2001. The decrease in net revenue resulted from changes in the competitive environment relating to a high margin product sold in Q2 2001 and a shift from primarily flat-rated circuit revenue to primarily minutes of use revenue.

Cost of Services. Cost of services increased by approximately $.77 million to approximately $5.04 million for the three months ended June 30, 2002, from approximately $4.27 million for the three months ended June 30, 2001. The increase in expense was driven by the increase in traffic and the expenses resulting from the network expansion. As a result of this network expansion, collocation facility fees increased to approximately $234,000 for the three months ended June 30, 2002, from approximately $200,000 for the three months ended June 30, 2001 and telecommunications fees increased to approximately $4.60 million for the three months ended June 30, 2002, from approximately $3.91 million for the three months ended June 30, 2001.

Selling and Marketing Expenses. Selling and marketing expenses decreased by $34,277 to $71,524 for the three months ended June 30, 2002, from $105,801 for the three months ended June 30, 2001. Selling and marketing expenses include expenses relating to the salaries, payroll taxes, benefits and commissions that the Company pays for sales personnel and the expenses associated with the development and implementation of its promotion and marketing campaigns. This decrease is attributable to the reductions in sales force, promotions and marketing campaigns.

General and Administrative Expenses. General and administrative expenses increased by approximately $.31 million to approximately $1.56 million for the three months ended June 30, 2002, from approximately $1.25 million for the three months ended June 30, 2001. General and administrative expenses include salary, payroll tax and benefit expenses and related costs for general corporate functions, including executive management, administration, office facilities, information technology, uncollectible accounts receivable, and human resources. General and administrative expenses increased primarily due bad debt expense related to a customer entering into bankruptcy, the increase in the number of personnel and an increase in consulting and professional fees.

Litigation Judgment. Litigation judgment expenses increased by $52,425 to $52,425 for the three months ended June 30, 2002, as compared to $0 for the three months ended June 30, 2001. Litigation judgment expenses increased as a result of interest being charged on the judgment against DataVoN.

Depreciation, Depletion, and Amortization Expense. Depreciation, depletion, and amortization expense increased by approximately $.33 million to approximately $.46 million for the three months ended June 30, 2002, from approximately $.13 million for the three months ended June 30, 2001. This increase primarily resulted from the depreciation of equipment related to the expansion of the Company's network.

Interest Income and Interest Expense. Interest expense is primarily comprised of interest on the Company's notes payable, and various capital leases. Interest income is primarily composed of income earned on the Company's cash and cash equivalents and certificates of deposit. Interest expense increased by $71,455 to $80,918 for the three months ended June 30, 2002, from $9,463 for the three months ended June 30, 2001. This increase was due to the interest charged on debt and lease obligations.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

Net Service Revenue. The Company's net service revenue increased by approximately $.19 million to approximately $9.18 million for the six months ended June 30, 2002, from approximately $8.99 million for the six months ended June 30, 2001. The increase in net revenue resulted from new products, the planned introduction of the new, packet-switched infrastructure and the concomitant increase in rates charged as the result of a shift from primarily flat-rated circuit revenue to primarily minutes of use revenue.

Cost of Services. Cost of services increased by approximately $1.23 million to approximately $8.02 million for the six months ended June 30, 2002, from approximately $6.79 million for the six months ended June 30, 2001. The increase in expense was driven by the increase in traffic and the expenses resulting from the network expansion. As a result of this network expansion, collocation facility fees increased to approximately $481,000 for the six months ended
June 30, 2002, from approximately $359,000 for the six months ended June 30, 2001 and telecommunications fees increased to approximately $7.34 million for the six months ended June 30, 2002, from approximately $6.43 million for the six months ended June 30, 2001.

Selling and Marketing Expenses. Selling and marketing expenses decreased by $68,833 to $141,557 for the six months ended June 30, 2002, from $210,390 for the six months ended June 30, 2001. Selling and marketing expenses include expenses relating to the salaries, payroll taxes, benefits and commissions that the Company pays for sales personnel and the expenses associated with the development and implementation of its promotion and marketing campaigns. This decrease is attributable to the reductions in sales force, promotions and marketing campaigns.

General and Administrative Expenses. General and administrative expenses increased by approximately $.79 million to approximately $2.92 million for the six months ended June 30, 2002, from approximately $2.13 million for the six months ended June 30, 2001. General and administrative expenses include salary, payroll tax and benefit expenses and related costs for general corporate functions, including executive management, administration, office facilities, information technology, uncollectible accounts receivable, and human resources. General and administrative expenses increased primarily due to bad debt expense related to a customer entering into bankruptcy, the increase in the number of personnel and an increase in consulting and professional fees.

Litigation Judgment. Litigation judgment expenses increased by $133,045 to $133,045 for the six months ended June 30, 2002, as compared to $0 for the six months ended June 30, 2001. Litigation judgment expenses increased as a result of interest being charged on the judgment against DataVoN and the charge related to the issuance of warrants to the plaintiff.

Depreciation, Depletion, and Amortization Expense. Depreciation, depletion, and amortization expense increased by approximately $.62 million to approximately $.85 million for the six months ended June 30, 2002, from approximately $.23 million for the six months ended June 30, 2001. This increase primarily resulted from the depreciation of equipment related to the expansion of the Company's network.

Other Income. Other income increased by $2 million to $2 million for the six months ended June 30, 2002, as compared to $0 for the six months ended June 30, 2001. This increase primarily resulted from an agreement resolving disputes and providing for financing and equipment for joint development of network products.

Interest Income and Interest Expense. Interest expense is primarily comprised of interest on the Company's notes payable, and various capital leases. Interest income is primarily composed of income earned on the Company's cash and cash equivalents and certificates of deposit. Interest expense increased by $125,878 to $158,877 for the six months ended June 30, 2002, from $32,999 for the six months ended June 30, 2001. This increase was due to the interest charged on debt and lease obligations.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital and liquidity needs historically and currently have related to the development of its network infrastructure, its sales and marketing activities, and general capital needs. The Company's capital needs have been met, in part, from cash flow generated from operations. However, during the years ended December 31, 2001 and 2000, the Company incurred losses of $32,751,069 and $2,985,117, respectively. The Company had a working capital deficit of $7,166,555 as of December 31, 2001, and $9,446,162 as of June 30, 2002. As a consequence, an increasing portion of the Company's capital needs have been met by, and will require future, capital loans or equity investments. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreements, to obtain additional financing as may be required, and ultimately to attain profitability.

Net cash provided by operating activities was approximately $1.81 million for the six months ended June 30, 2002, as compared to net cash used by operating activities of approximately $1.34 million for the six months ended June 30, 2001. Cash provided by operating activities was primarily attributable to the increase in traffic generated on the Company's expanded network.

Net cash used in investing activities was approximately $.68 million for the six months ended June 30, 2002, as compared to net cash used by investing activities of approximately $1.06 million for the six months ended June 30, 2001. This decrease is attributable to a lack of deposits paid on financing arrangements and no cash outlay for acquisitions.

Net cash used by financing activities was approximately $1.25 million for the six months ended June 30, 2002, as compared to net cash used in financing activities of approximately $.27 million for the six months ended June 30, 2001. The increase was a result of payments on obligations.

On September 18, 2001, the Company entered into a Promissory Note with an individual for up to $2,000,000. This note evidences a line of credit under which the Company can request a maximum of two $1,000,000 advances. Interest accrues on the unpaid balance of the principal at 10% per annum and is secured by the Company's accounts receivable. The advances are due 180 days after drawn. As of June 30, 2002, $2,000,000 had been advanced on the note. The original draw was on September 24, 2001, and the second draw was on November 17, 2001. The first draw and accrued interest was paid on April 16, 2002 and the maturity date of the second installment was May 15, 2002. The individual lender agreed to forebear from collection through July 1, 2002, in exchange for (i) an increase in the interest rate to 18% beginning on May 16, 2002, (ii) a grant of 600,000 shares of the Common Stock and (iii) immediate payment of lenders attorneys fees. In connection with the stock grant the lender relinquished warrants in covering 250,000 shares of Common Stock with an exercise price of $0.60. The Company has not paid the second installment.

In March of 2002, the Company entered into a financing agreement with a vendor that replaced approximately $2.4 million of capital lease obligations previously recorded on equipment currently in use. Payments under the financing agreement and, if the equipment is returned during the designated time period, the entire obligation will be waived, but if the Company elects to keep the equipment it will have to pay the full amount of the obligation under the agreement. The Company also receives favorable treatment related to certain future equipment acquisitions.

In June 2002, the Company entered into an agreement with Transcom whereby Transcom financed the Company's use of up to $400,000 in services through July 10, 2002, in exchange for a grant of 200,000 shares of Common Stock and a grant of a second lien security interest in the Company's accounts receivable. The payment obligations under this arrangement have been superseded by the stock purchase by Transcom Communications, Inc. described in note (10) to Item 1, "Consolidated Financial Statements."

VIDEO INTELLIGENCE MERGER

On April 13, 2001, the Company acquired, through a merger, Video Intelligence, Inc., a Pennsylvania corporation ("Video Intelligence"). Pursuant to the Video Intelligence merger, the Company issued 6,749,775 shares of the Common Stock of the Company and agreed to pay a total of $493,225 in cash to the holders of all of the issued and outstanding shares of capital stock of Video Intelligence. As reported on the OTC Bulletin Board, the price at which the Common Stock last traded on April 12, 2001 was $0.65 per share. Of the total cash consideration to be paid by the Company in connection with the Video Intelligence merger, $246,613 was paid on April 13, 2001. The balance of $246,612 was paid on June 12, 2001.

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

The financial and other performance criteria were not met during the first year after the closing of the merger, and under the terms of the Relinquishment Agreement, 2,908,853 shares of the Company's Common Stock will be returned to the Company. The effect of the Relinquishment Agreement is a reduction of the purchase price and the carrying value of the goodwill by $1,803,489 from $3,901,494 to $2,098,005. In the second quarter of 2002, the Company decided not to pursue further marketing of it Video Intelligence business line. As such, the Company performed an evaluation of its goodwill relating to this acquisition, and recorded an impairment of $2,098,005 to reduce the carrying value of the goodwill to zero.

CAPITAL EXPENDITURES

Capital expenditures totaled approximately $.88 million for the six months ended June 30, 2002, of which $.88 million was from cash from operations and approximately $0 in capital and operating leases. The Company expects to continue the expansion of its network throughout 2002 and intends to increase its capital expenditures accordingly. The Company intends to incur approximately $2.5 million in additional capital expenditures during the remainder of 2002, which the Company expects will be funded through a combination of operating and capital leases, cash from operations, and the issuance of either debt or equity securities or both. The Company currently does not have sufficient cash on hand, existing borrowing availability or any commitments for the cash to fund all of the planned capital expenditures. The Company intends to use cash flow from operations, issuance of obligations under capital and operating leases, and proceeds from the sale of either debt or equity securities or both to fund such capital expenditures. There can be no assurance that the Company will be able to generate sufficient cash flow or obtain such outside financing to fund the planned capital expenditures. If the Company is unable to generate sufficient cash flow or obtain such outside financing, the planned expansion of its network infrastructure will be reduced, delayed or canceled and such reduction, delay or cancellation could have a material adverse effect on the business, financial condition or results of operations of the Company.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The company has experienced losses from operations and resulting dependence on access to additional external financing to cover operating expenses and debt payments and there can be no assurances that these losses will not continue. Cash flows from operations are insufficient to meet the financial obligations of the Company at this time. However, the Company anticipates that its cash on hand, cash flows from operations, deferred infrastructure costs to be received pursuant to existing agreements, and cash from additional equity or debt financing may be sufficient to satisfy operating expenses, existing commitments, including debt payments, and planned capital expenditures. Note that there can be no assurance that the Company will receive payments due under existing agreements, that its business will generate sufficient cash flows from operations, that sufficient equity capital can be raised, or that future borrowings will be available in an amount sufficient to enable the Company to pay operating expense, make debt payments, or make necessary capital or other expenditures, including the planned capital expenditures. Our ability to operate as a going concern is dependent on our ability to obtain sufficient cash from the sources identified herein. The consolidated financial statements do not include any adjustments relating to this recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Asset Retirement Obligations. In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 is not expected to have a material impact on the Company's consolidated financial statements and related disclosure as the Company does not have material assets that are affected by this policy.

Impairment for Long-Lived Assets. In July 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets (SFAS 144)." SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." SFAS 144 applies to all long-lived assets including discontinued operations, and amends Accounting Principle Board of Opinion No. 30, "Reporting the Effect of Disposal of a segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book or fair value less cost to sell. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are generally expected to be applied prospectively. The application of this statement is not expected to have a material impact on our financial statements.

Goodwill. In July 2001, the Financial Accounting Standards Board issued the accounting rules governing business combinations, goodwill and intangible assets. These rules are Statement of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." With the adoption of Statement 142, goodwill is no longer subject to amortization over its useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test at the reporting units level. Impairment loss would be recognized to the extent the carrying amount of goodwill exceeds the implied fair value. Under the new rules, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. Determining the useful lives of intangible assets will require considerable judgment and fact-based analysis. The Company has adopted the provisions of this standard as of January 1, 2002, and we have conformed our accounting policy to the requirements in this standard. As a result, goodwill and certain intangible assets will not be amortized, but instead, will be reviewed for impairment at least annually, in accordance with the provisions of this statement.

Management believes SFAS No. 142 will have a material non-cash impact on the corporation's financial statements related to the April 2001 acquisition of Video Intelligence, Inc., as it will not allow for amortization of goodwill, which approximates $550,000 annually after the enforcement of the Relinquishment Agreement. In the second quarter of 2002, the Company decided not to pursue further marketing of its Video Intelligence product line. As such, the Company performed an evaluation of its goodwill relating to this acquisition, and recorded an impairment of $2,098,005 to reduce the carrying value of the goodwill to zero.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the FASB issued SFAS No.'s 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS 142 requires that ratable amortization of goodwill be replaced with period fair-value based tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. Additionally, under the provision of the new accounting standard, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS 142 were adopted by the Company on January 1, 2002. Adoption of SFAS No. 141 and 142 is not expected to have a material cash impact on the Company's consolidated financial statements and related disclosures.

In the second quarter of 2002, the Company decided not to pursue further marketing of its Video Intelligence product line. As such, the Company performed an evaluation of its goodwill relating to this acquisition, and recorded an impairment of $2,098,005 to reduce the carrying value of the goodwill to zero.

In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS 143 is not expected to have a material impact on the Company's consolidated financial statements and related disclosure.


                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Information pertaining to this item is incorporated herein from Part I. Financial Information, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Contingencies.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 4, 2002, the Company agreed to issue 600,000 shares of the Company's Common Stock as partial consideration for an agreement with a secured lender regarding forbearance from exercise of collection rights. On June 14, 2002, the Company agreed to issue 200,000 shares of the Company's Common Stock as partial consideration for an agreement with a vendor for short term vendor financing for services provided. In May 2002, the Company issued 25,000 shares to a warrant holder who partially exercised rights prior to the expiration of the warrants. The Company received $2,000 in the transaction and used the proceeds for working capital. The Company believes that issuance of such securities was exempt under
Section 4(2) of the Securities Act of 1933 as a transaction not involving a public offering. Such issuances were made without general solicitation or advertising.

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


10.1 Agreement and Plan of Merger, dated April 12, 2001, among DTVN Holdings, Inc., Video Intelligence, Inc., Video Intelligence, Inc., Philip O'Reilly, Roger

                           Vergin, Bruce Hawkins, and Bryan Morriss
                           (incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 0-22076) filed with the SEC on April 27, 2001).

10.2 Relinquishment Agreement, dated April 12, 2001, among DTVN Holdings, Inc., Video Intelligence, Inc.,
                           Philip O'Reilly as the Holder Representative, Philip O'Reilly, Bruce Hawkins, Joy Thompson, Bryan Morriss, Scott Winterstein, Joe Yapsuga, Roger Vergin, Michal West, and Robert Harris (incorporated by reference from Exhibit 2.2 to the Company's Current Report on Form 8-K (File No. 0-22076) filed with the SEC on April 27, 2001).


(b)  Reports on Form 8-K

The Company filed the following reports on Form 8-K during the quarter ended June 30, 2002:

Current Report on Form 8-K dated April 18, 2002 and filed April 25, 2002, reporting on Item 4, changes in certifying accountant. The Company announced that it had received notice that KPMG LLP had resigned as the Company's independent public accounts.

Current Report on Form 8-K dated and filed April 25, 2002, reporting, on Item 4, changes in certifying accountant. The Company announced the engagement of Hein & Associates LLP as the Company's independent public accountants.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DTVN Holdings, Inc.


Dated:   August 19, 2002                /s/  Scott Birdwell
                                        -------------------------------
                                        Scott Birdwell
                                        Chief Executive Officer (Duly Authorized
                                        Officer)